Form 10-K
period 2024-12-31
ACUREN CORP
filed 2025-03-27
CIK 2032966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-42524

Acuren Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	66-1076867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14434 Medical Complex Drive, Suite 100 Tomball, Texas	77377
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 218-7450

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TIC	NYSE American
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public market in the U.S. for the registrant's common stock. The registrant's common stock began trading on the OTCQX on December 16, 2024 and voluntarily withdrew on February 14, 2025. The registrant’s common stock began trading on the NYSE American on February 18, 2025. The number of shares of the Registrant’s Common Stock outstanding as of March 21, 2025 was 121,476,215.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

PART I
As used in this Annual Report on Form 10-K (“Annual Report”), the terms “we,” “us,” “our,” and the “Company” refer to Acuren Corporation, a Delaware corporation headquartered in Tomball, Texas, and its wholly-owned subsidiaries. The term “ASP Acuren” refers to ASP Acuren Holdings, Inc.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report contains “forward-looking statements”. These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect,” “anticipate,” “project,” “will,” “should,” “believe,” “intend,” “plan,” “estimate,” “potential,” “target,” “would,” and similar expressions, although not all forward-looking statements contain these identifying terms.
These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements regarding, as of the date such statements are made:
•our beliefs and expectations regarding our business strategies and competitive strengths, and our ability to maintain and advance our market share and position, grow our business organically and through acquisitions, and capitalize on customer demand;
•our beliefs regarding competition, our relative market positioning and the competitive factors in the industries we serve;
•our beliefs regarding our acquisition opportunities and ability to execute on and successfully integrate strategic acquisitions;
•our beliefs regarding the recurring and repeat nature of our business;
•our expectations regarding industry trends and their impact on our business, and our ability to capitalize on the opportunities presented, and to invest resources in broadening our services, in the markets we serve;
•our intent to continue to grow our business, both organically and through acquisitions, and our beliefs regarding the impact of our business strategies on our growth;
•our beliefs regarding our customer relationships and plans to grow existing business and expand service offerings;
•our beliefs regarding the sufficiency of our properties and facilities;
•our expectations regarding our safety management systems and other labor matters;
•our beliefs regarding the adequacy of our insurance coverage;
•our expectations regarding the increased costs and burdens of being a public company;
•our expectations regarding the cost of compliance with laws and regulations;
•our expectations and beliefs regarding legal, accounting and tax matters; and
•our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity.
These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Risk Factors” and in “Risk Factor Summary” below. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the risk factors summarized below.
The factors identified below are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have a material adverse effect on us. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements speak only as of the date of this Annual Report. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as required by applicable law.
RISK FACTOR SUMMARY
Below is a summary of the principal factors that may affect our business, financial condition, and results of operations. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission (the “SEC”).
Risks Related to Our Business and Industry
•Our revenues are heavily dependent on certain industries.
•Demand for our services is related to global oil supply, existing oil and gas refining sites and other factors.
•We operate in competitive markets and if we cannot compete, our business and results of operations could be materially and adversely affected.
•Serious safety incidents may result from use of RAT solutions.
•Our business’ success depends on our ability to adopt new, and expand our current, asset integrity solutions.
•Our ongoing investments in new client markets involve significant risks.
•If we are not able to implement commercially competitive services in a timely manner in response to changes in the market, client requirements, competitive pressures and technology trends, our business and results of operations could be materially and adversely affected.
•Our unionized workforce and related obligations could adversely affect our operations.
•We cannot assure that we will be successful in hiring or retaining members of a skilled technical workforce.
•If we fail to maintain a safe work environment, we may incur losses and lose business.
•We cannot assure that we will be successful in maintaining or renewing our contracts with our clients.
•Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.
•The loss or unavailability of any of our executive officers or key personnel could materially affect us.
•Our business strategy of acquiring companies and making investments that complement our existing businesses could be unsuccessful.
•We may experience inflationary pressures in our operating costs and cost overruns on our projects and services.
•Natural disasters, industrial accidents, epidemics, war and acts of terrorism, and other adverse weather conditions could disrupt our business.
•We are and may become subject to periodic litigation.
•Our insurance coverage will not fully indemnify us against certain claims or losses.
•Demand for our business could be materially affected by governmental regulation.
•Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses.
•Growing use of artificial intelligence (“AI”) in our business has challenges that, if not properly managed could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.
•Currency translation risk may have a material impact on our results of operations.

Risks Related to Regulation
•Our failure to comply with the requirements and regulations of the International Traffic and Arms Regulation and the Occupational Safety and Health Administration could affect our financial condition and results of operations.
•Unsatisfactory safety performance may subject us to penalties and negatively impact our business.
•Changes to laws and regulations that we are subject to may result in additional costs.
•If our intellectual property rights are unenforceable or become obsolete, or if new intellectual property rights held by a third party become the only or preferred way to perform services we offer, our competitive position could be adversely impacted.
•Our business depends upon the maintenance of our proprietary technologies and information.
•Our operations and properties are subject to extensive environmental, health and safety regulations.
•Interruptions in the proper functioning of our information systems, including as a result of a cybersecurity incident, could adversely affect our business.
•Our business is subject to risks arising from climate change.
Risks Related to our Finances and Indebtedness
•Our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities.
•Our Credit Facility includes certain covenants and limitations on our operations.
•We may incur substantial additional indebtedness, which could exacerbate the risks that we may face.
•We may need additional capital in the future and may not be able to access it on favorable terms, or at all.
•Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.
•If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately and timely.
•If we are unable to remediate the material weaknesses in our internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
•We are an emerging growth company and will take advantage of reduced reporting requirements.
Risks Related to Ownership of our Securities
•We may be required to issue additional shares of common stock pursuant to the terms of the Series A Preferred Stock, which could result in dilution to existing stockholders.
•Our current directors may allocate their time to other businesses leading to potential conflicts of interest.
•We do not currently intend to pay dividends on the common stock.
•Investors may not be able to realize returns on your investment in our securities within a reasonable period.
•We may issue additional series of preferred stock and the terms of such preferred stock may reduce the value of our existing securities.
•There is no guarantee that the Warrants will be in the money at the time they are exercisable, and, if the Warrants are exercised, we will be required to issue additional shares of common stock.
•The Warrants may be mandatorily redeemed at a time that may be disadvantageous to the holder.
Risks Related to Taxation
•Change in tax law and practice may reduce any net returns for investors.
•Our non-U.S. Holders may be subject to withholding taxes on distributions.
•We will be treated as a U.S. corporation for U.S. tax purposes and will generally be taxable on our worldwide income.
•There can be no assurance that we will be able to make returns for shareholders in a tax-efficient manner.

Item 1. Business.
Our Business
We are a leading provider of critical asset integrity services. We operate primarily in North America serving a broad range of industrial markets, most notably chemical, pipeline, refinery, power generation, oilsands, automotive, aerospace, mining, manufacturing, renewable energy, and pulp and paper. We provide these essential and often compliance-mandated services in the industrial space and are focused on the recurring maintenance needs of our customers.
The work we do fits in the service category referred to as Testing, Inspection, Certification and Compliance (“TICC”). These activities include several Nondestructive Testing (“NDT”) techniques such as radiography, ultrasonic testing, magnetic particle inspection, penetrant testing, and visual inspection. NDT activities include inspection and evaluation of industrial equipment through various technology-enabled methods to ensure asset integrity, avoid costly accidents and comply with regulatory requirements without destroying the asset or component. Given the amount of activity required at heights in the industrial space, we provide market leading Rope Access Technician (“RAT”) solutions to reach difficult areas without scaffolding. The work on ropes at heights extends beyond inspection and testing to include industrial trades such as insulation, coatings and blasting, welding, pipe fitting, hoisting and rigging, and electrical services. We offer these trades in a niche way where RAT solutions are optimal (cost efficient and/or schedule enhancing) and where we can provide quality services without compromising safety. Our TICC service also includes support from consulting engineers with in-lab destructive testing capabilities. Our highly specialized materials engineers support failure investigation, material selection, corrosion engineering, welding engineering, fracture mechanics, destructive testing, and chemical analysis.
We are headquartered in Tomball, Texas and, as of December 31, 2024, operate from approximately 115 service centers and approximately 21 engineering and lab facilities. We operate in two geographical segments, the United States and Canada, and also have limited operations located in the United Kingdom. We have recurring revenue and repeat business from our diversified long-standing customers across a variety of end markets. We believe the essential nature of our work provides stable and predictable cash flows. Organic growth is enhanced as assets and infrastructure age, requiring additional investment to ensure compliance and safe operation. Our engineers and technicians play an important role in the life extension of industrial assets. Contractual arrangements and master service agreements have terms ranging from a few days to five years. Substantially all of our revenue is derived from services contracted on a time and materials basis.
Our Industry
General
Asset integrity plays a crucial role in assuring the protection and reliability of critical infrastructure. As an asset integrity solutions provider, we seek to maximize the uptime and safety of critical infrastructure, by helping customers to detect, locate, mitigate, and prevent damages such as corrosion, cracks, leaks, manufacturing flaws and other concerns that could lead to failure and adversely impact normal operations.
NDT is a prominent solution in the asset integrity industry due to its ability to detect defects without compromising the structural integrity of the materials or equipment being inspected. Traditionally, the supply of NDT services has been provided by many relatively small vendors that offer a narrow array of services in a more localized geographic region. A trend has emerged for customers to increasingly engage with larger service providers capable of a broader spectrum of tech enabled services plus the ability to staff outages that require a significant number of resources.
Due to these trends, those vendors offering integrated solutions, scalable operations, skilled personnel and a global footprint are expected to have a distinct competitive advantage. Moreover, this scale advantage allows sharing of resources across multiple offices to service customers and optimize utilization.
Key Trends of the Asset Integrity Industry
We believe that the following represent key dynamics of the asset protection industry and that the market available to us will continue to grow as these macro-market trends continue to develop:

Digital Transformation of Asset Protection. Plants in the industrial space are recognizing the need to evolve their traditional, paper-based mechanical integrity programs in favor of digitized solutions. The rise of big data intelligence, and our data analytical solutions offerings, provide our customers with actionable insights from raw asset integrity data. The growing digitization of asset integrity information provides opportunities for contractors with a wide range of expertise and integrated data platforms to provide customers with analytical solutions to help customers maximize uptime while controlling costs.
Extending the Useful Life of Aging Infrastructure. Due to the prohibitive costs and challenges of building new infrastructure, many companies have chosen to extend the useful life of existing assets, resulting in the significant and increased utilization of existing infrastructure in our target markets. Because aging infrastructure requires more frequent inspection and maintenance relative to new infrastructure, companies and public authorities continue to utilize asset protection providers to ensure their aging infrastructure assets continue to operate effectively. We provide an essential service in the entire life cycle of an asset with increasing attention and importance in life extension engineering.
Outsourcing of Non-Core Activities and Technical Resource Constraints. Due to the increasing sophistication and automation of NDT programs, increasing governmental regulation and a decreasing supply of skilled professionals, companies are increasingly outsourcing NDT to third-party providers with advanced solution portfolios, engineering expertise and trained workforces. Many of these field service technicians exhibit specialized skills so customers rely on service providers that can supply the right mix of craft at the right time.
Increasing Use of Advanced Materials. Customers in various target markets –– particularly aerospace and defense –– are increasingly utilizing advanced materials, such as composites and other unique technologies in their assets. These materials often cannot be tested using traditional NDT techniques. We believe that demand for more advanced testing and assessment solutions will increase as the utilization of these advanced materials increases during the design, manufacturing, operating and quality control phases. Newer industries, such as wind power, use materials that do not have a long history of proven resilience with a higher instance of early life failure or systemic flaws which require additional inspections.
Meeting Safety Regulations. Owners and operators of industrial facilities, particularly those with pressurized equipment, face strict government regulations and more stringent process safety enforcement standards. Failure to meet these standards can result in significant financial liabilities, increased scrutiny by government and industry regulators, higher insurance premiums and tarnished corporate brand value. As a result, these owners and operators are seeking highly reliable asset integrity suppliers with a track record of assisting customers in meeting increasingly stringent regulations. Our customers require support in devising mechanical integrity programs that meet regulatory compliance standards and enable enhanced safety and uptime at their facilities.
Expanding Pipeline Integrity Regulations. The United States Pipeline & Hazardous Materials Safety Administration’s “Mega Rule” adopted in October 2019 expands pipeline integrity regulations on more than 500,000 miles of pipelines that carry natural gas, oil and other hazardous materials throughout the United States. Some of these requirements will take operators decades to fulfill. These regulations require inspection and integrity data records throughout a pipeline’s lifetime to be reliable, traceable, verifiable, and complete, increasing the demand for integrated inspection, engineering, monitoring, and data management and analysis solutions.
Our Competitive Strengths
We believe the following competitive strengths contribute to our being a leading provider of asset integrity solutions and will allow us to further capitalize on growth opportunities in the industries in which we operate:
Comprehensive Provider for Asset Integrity Solutions. We believe we have one of the most comprehensive and broad asset integrity service offerings, which positions us to be a leading provider for our customers’ asset integrity requirements. Particularly, our ability to conduct services without outsourcing repair work to third parties provides our customers with efficient solutions, fast turnout and minimal shutdown time. In addition, our engineers are able to support our customers with expertise in materials selection, fitness for purpose calculations, failure analysis, reliability plans, mechanical testing, chemical analysis, and life extension services.
Technician Availability and Expertise Across Markets. We believe that our technicians provide us with a competitive advantage because of their expertise and industry-specific knowledge. Not only do our technicians consistently provide quality and timely services, but their industry-specific expertise allows them to support our customers with programs specifically tailored to the industry in which they operate. We also have a deep network of qualified technicians with the ability to embed teams at our customers’ sites and ramp up our testing services as needed to meet surge demand during turnarounds.
Long-Standing Trusted Provider to a Diversified and Growing Customer Base. We have become a trusted partner to a large and growing customer base spanning numerous markets through our proven, decades-long track record of quality and safety. Our customers include some of the largest and most well-recognized firms in the oil and gas, chemicals, power generation and transmission and aerospace and defense industries.
Technological Research and Development. The TICC industry continues to move towards more advanced, automated solutions, requiring service providers to find safer and more cost-efficient inspection techniques. We believe that we remain ahead of the technological curve by connecting our practical industry expertise with suppliers of equipment and technology. Some of the advanced inspection technologies developed by our advanced inspectors and subject matter experts are used to provide advanced solutions for challenging requirements like heights, high temperatures, complex materials, and unusual geometries.
Experienced Management Team. Our management team has a track record of asset protection organizational leadership — they are focused on quality services delivered in a timely, safe and cost-effective manner. These individuals also have successfully driven operational growth organically and through acquisitions.
Our Growth Strategy
By executing a multi-faceted growth strategy, we believe that we are positioned to maintain and grow our competitive advantage in the asset integrity management industry and achieve significant market expansion.
Market Growth Alignment. We aim to grow in alignment with the asset integrity management market, which we believe is projected to grow at a compound annual growth rate of approximately 5% from 2023 to 2030.
Increasing Wallet Share. We are focused on deepening relationships within our existing customer base. We believe we have a proven track record of increasing our share of provided services to our existing customers with customers expected to increase their usage of our services in the coming years.
Acquisition of New Customers and Sites. We expect to continue to increase our customer and site footprint by securing new business at a rate that outpaces market growth.
Expansion of TICC services. We plan to continue to broaden our TICC services by enhancing our core NDT capabilities and expanding our advanced inspection technology and capabilities. We also plan to further penetrate our RAT activities by disrupting scaffold use in a number of end markets.
Mergers and Acquisitions. Building on our history of successful acquisitions, we plan to continue pursuing merger and acquisition opportunities to facilitate growth.
We are focused on sourcing merger and acquisition targets. We review many potential strategic opportunities and typically complete a small number of “tuck in” acquisitions each year. These are generally funded by free cash flow generated from operations as well as borrowings under the Company’s credit facilities. We focus our efforts on companies within our space, with some consideration to acquisitions to expand into complimentary businesses or offer additional capabilities, provided they are compatible with our culture that focuses on safety and quality. We evaluate potential merger and acquisition opportunities primarily based on the anticipated growth the transaction would provide, the purchase price, our ability to integrate and operate the acquired business and our ability to scale any complimentary businesses or new capabilities through our network.
Our Clients
Our highly diversified and long-tenured client base operates in a broad range of industrial markets, most notably chemical, pipeline, refinery, power generation, oilsands, automotive, aerospace, mining, manufacturing, renewable energy, and pulp and paper. Our largest clients are under multi-year master servicing agreements.
Generally, clients are billed on a time and materials basis, although a small portion of work may be performed at unit rates or on a fixed-price contract. Services are usually performed pursuant to purchase orders issued under written client agreements. While most purchase orders provide for the performance of a single job, some provide for services to be performed on a run-and-maintain basis. Substantially all our agreements and contracts may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor, supplies and equipment. While many contracts cover specific plants or locations, we also enter into multiple-site regional or national contracts that cover multiple plants or locations.
Sources and Availability of Raw Materials
We provide skilled labor and, in general, we do not manufacture or sell products. Our technicians use equipment that is readily available from several suppliers. We also use consumables such as film, penetrant, and polishing media. We have long relationships and preferred pricing and terms with many industrial suppliers of equipment and consumables. Shortages of equipment, consumables and vehicles have occurred, but such shortages have been rare and short term.
Intellectual Property
Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We utilize a combination of intellectual property safeguards, including patents, copyrights, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to protect our intellectual property. Our trademarks and service marks provide us and our solutions with a certain amount of brand recognition in our markets. We do not consider any single patent, trademark or service mark material to our financial condition or results of operations.
Seasonality and Cyclicality
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, holidays, and the timing of outages and non-recurring projects. Typically, our revenue is lowest at the beginning of the year and during the winter months in North America because of persistent cold, snowy, or wet conditions. Revenue is generally higher during the spring and fall months, due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and related costs on affected projects.
Additionally, the industries we serve can be cyclical. Fluctuations in end-user demand within those industries, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large construction and installation projects can create fluctuations in revenue.
Competitive Environment
We operate in industries that are highly competitive and fragmented. There are relatively few barriers to entry in many of the industries in which we operate, and as a result, any organization with adequate financial resources and access to technical expertise could become a competitor. We compete with a number of companies, ranging from small, owner-operated businesses operating in narrow geographic regions to large companies with national scale and significant financial, technical, and marketing resources.
We compete based on a variety of factors, including price, service, technical expertise and experience, quality, safety performance, response time and reputation for customer service. A portion of our revenue is derived from agreements with customers and price is often an important factor in the bid process for such work. However, we believe our customers also consider a variety of other factors, including those described above, when selecting a service provider, and we believe that our technical capabilities, broad geographic reach and skilled labor force enable us to be competitive.
Government Regulation and Environmental Matters
A significant portion of our business activities is subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration (“OSHA”) of

the U.S. Department of Labor and the Environmental Protection Agency. Failure to comply with these laws and regulations may involve civil and criminal liability. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures. We believe we have all required licenses to conduct our business activities and are in substantial compliance with applicable regulatory requirements. If we fail to comply with applicable regulations, we could be subject to substantial fines or revocation of our operating licenses.
We are subject to various national, state, and local labor and employment laws and regulations which govern minimum wage and hour requirements, overtime, working conditions, mandatory benefits, health and social insurance, statutory notice periods and other employment-related matters, duties and obligations. Additionally, a large portion of our business uses labor that is provided under collective bargaining agreements or is subject to works council processes. As such, we are subject to national and local laws and regulations related to unionized labor and collective bargaining. As of December 31, 2024, approximately 35% of our Canada employees were covered by collective bargaining agreements.
We also are subject to various environmental laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. Our contracts with customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services. From time to time, we may incur costs and obligations related to environmental compliance and/or remediation matters.
Human Capital
Employees
As of December 31, 2024, we had 6,060 (5,498 permanent and 562 temporary) employees of which 3,468 (3,424 permanent and 44 temporary) employees are located in the United States, and 2,592 (2,074 permanent and 518 temporary) employees are located in Canada. Of our 6,060 employees, 909 employees were represented by unions and were subject to various collective bargaining agreements. Certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future.
Health, Safety and Training
We believe excellent health and safety performance is no accident. It requires focus, accountability and most importantly deliberate action from management. We have developed safety management systems that include established procedures and policies focused on reducing risk, managing incidents, monitoring and measuring of key performance indicators and a focus on continuous improvement. We believe we have created a safety culture which exceeds industry standards and focuses on the behaviors that keep our employees and the public safe with the belief that all accidents are preventable. We utilize the International Oil and Gas Producers "Life Saving Rules" which are the best-in-class standards for all types of industries. Our safety programs are fully integrated within all operations across our company and meet all applicable government regulations and industry specific standards. Our employees receive a full suite of training tailored to employee needs and the training exceeds industry minimum standards for each type of work.
Properties
We lease our corporate headquarters in Tomball, Texas, and we own and lease other facilities throughout the United States, Canada and the United Kingdom where we conduct business. Our facilities include offices, warehouses, storage, maintenance shops, engineering labs and training and educational facilities. As of December 31, 2024, we owned six facilities and leased 130 facilities. We believe that our existing facilities are sufficient for our current needs.

Available Information
Our internet website address is www.acuren.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and proxy statements for our annual meeting of stockholders, as soon as reasonably practicable after each such material is electronically filed with or furnished to the SEC. The SEC also makes available at www.sec.gov reports, proxy and information statements and other information filed by issuers with the SEC, such as the Company. Our website is not incorporated by reference into this Annual Report.
Item 1A. Risk Factors.
Any investment in our securities involves a number of risks and uncertainties, including the risks described below. If any of the following risks actually occur, our business, financial condition and results of operations could be materially affected. As a result, the trading price of our shares could decline, perhaps significantly, and you could lose all or part of your investment. The risks discussed below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Cautionary Note Regarding Forward Looking Statements.”
Risks Related to Our Business and Industry
Our revenues are heavily dependent on certain industries.
Sales of our services are dependent on clients in certain industries, particularly certain industrial sectors such as manufacturing, chemical plants, mining, refinery, oilsands, infrastructure and aerospace and automotive. As we have experienced in the past, and as we expect to occur in the future, downturns characterized by diminished demand for services in these industries as well as potential changes due to consolidation or changes in client businesses or governmental regulations, could have a material impact on our results of operations, financial position or cash flows. Additionally, certain industries and clients have employees represented by unions and could be subject to temporary work stoppages which could impact our activity level.
Demand for our services is partially related to global oil supply, existing oil and gas refining sites and other factors which impact our clients’ current and future spending levels.
Our customers in the oil and gas industries account for a substantial portion of our historical revenues. Global oil and gas supply and demand are impacted by several factors including global economic conditions, geopolitical events and conflicts (such as the ongoing military conflict between Russia and Ukraine, the conflict in the Middle East between Hamas and Israel, tariffs or trade barriers imposed on China, Canada and other countries, and other geopolitical issues impacting global trade), widespread public health crises, epidemics and pandemics, and domestic and global inflationary pressures which may reduce the availability of liquidity and credit and, in many cases, reduce demand for our clients’ products. Disruptions or volatility in these markets could also adversely affect our clients’ decisions to fund ongoing maintenance and capital projects, resulting in contract cancellations or suspensions, delays, repurposing of infrastructure, and infrastructure closures. These factors may also adversely affect our ability to collect payment for work that we have previously performed. Such disruptions have, and could in the future, materially and adversely impact our business, results of operations, financial position, credit capacity or cash flows.
We operate in competitive markets, and if we are unable to compete successfully, we could lose market share and revenues and our margins could decline.
We face strong competition from other asset integrity providers conducting NDT, RAT solutions and Engineering and Lab Testing. Some of our competitors have low overhead models and could underprice us in certain markets. Our competitors may offer asset integrity solutions at lower or less profitable rates than we do in order to attempt to gain market share. Smaller niche competitors with small customer bases could be aggressive in their pricing in order to retain customers. These competitive factors could reduce our market share, revenues and profits.

Serious safety incidents, including fatalities and other serious injuries may result from use of RAT solutions.
RAT is a new and innovative method of doing work at heights. This work is inherently dangerous, and the risk of death or serious injury is high. A fatality or series of serious safety incidents could result in litigation, increased regulation, negative publicity, loss of customer contracts or the inability to bid for certain customer contracts. Any of which would have a material adverse impact on our business, results of operations, financial position or cash flows.
The success of our businesses depends, in part, on our ability to adopt new asset integrity solutions, increase the functionality of our current offerings, expand into adjacent and developing service categories and meet the needs and demands of our customers.

The market for asset integrity solutions could be impacted by technological change, uncertain product lifecycles, shifts in customer demands and evolving industry standards and regulations. If we fail to execute effective business strategies or fail to successfully develop and market new asset integrity solutions that comply with present or emerging industry regulations and technology standards, our competitive standing and results could suffer. Also, new regulations or technology standards could increase our cost of doing business.

We believe our future success will depend, in part, on our ability to continue to expand our NDT and RAT offerings into existing and new end markets while at the same time exploring potential acquisition opportunities that would enable us to participate in new, competitive and broader asset integrity solutions. Many traditional NDT and inspection services are subject to price competition by our competitors, and our customers are typically sensitive to price. Accordingly, the need to demonstrate our value-added services is becoming more important.

Our ongoing investments in new client markets involve significant risks, could disrupt our current operations and may not produce the long-term benefits that we expect.
Our ability to compete successfully in new client markets depends on our ability to continue to deliver innovative, relevant and useful services to our clients in a timely manner. As a result, we have invested, and expect to continue to invest, resources in broadening our ability to provide NDT services to new end-markets and growing our RAT solutions across foundational markets, which is currently not widely used in our client markets. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including encountering new, well-established competitors. We may fail to generate sufficient revenue, operating margin or other value to justify our investments in such new client markets, thereby harming our business, results of operations, financial position and cash flows.
If we are not able to implement commercially competitive services in a timely manner in response to changes in the market, client requirements, competitive pressures and technology trends, our business and results of operations could be materially and adversely affected.
Competition can place downward pressure on our prices and profitability. Our share of the market for our services is characterized by continual technological developments to provide better and more cost-effective services. If we are not able to implement commercially competitive services and products in a timely manner in response to changes in the market, client requirements, competitive pressures, inflationary pressures and technology trends, our business and results of operations could be materially and adversely affected. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and results of operations could be materially and adversely affected.
Our unionized workforce and related obligations could adversely affect our operations.
As of December 31, 2024, approximately 35% of our employees in Canada were covered by collective bargaining agreements. Certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact relationships with our customers and could cause us to lose business and experience a decline in revenues. Our ability to complete future acquisitions also could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may not want to become affiliated with a union-based company. Further, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could negatively affect our business, financial condition, results of operations and cash flows.
No assurances can be made that we will be successful in hiring or retaining members of a skilled technical workforce.
We have a skilled technical workforce and an industry recognized technician training program to educate new employees as well as further trains our existing employees. The competition for these individuals is intense. The failure to retain these individuals, or failure to attract new employees, could adversely affect our ability to perform our obligations on our clients’ projects or maintenance and consequently could negatively impact our ability to meet the demand for our products and services. In addition, we may be forced to increase compensation and other incentives to hire and retain employees.
Many of the sites at which our employees work are inherently dangerous workplaces. If we fail to maintain a safe work environment, we may incur losses and lose business.
The services we provide could incur quality of execution issues that may be caused by our workforce personnel and/or components that we purchase from other manufacturers or suppliers. If the quality of our services does not meet our clients’ expectations or satisfaction, then our sales and operating earnings, and, ultimately, our reputation, could be negatively impacted. Additionally, our workers are subject to the normal hazards associated with providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, destruction of property, plant and equipment, lower employee morale and environmental damage. While we are intensely focused on maintaining a strong safety environment and minimizing the risk of accidents, there can be no assurance that these efforts will be effective. Poor safety performance may limit or eliminate potential revenue streams, including from many of our largest clients, and may materially increase our operating costs, including increasing our required insurance deductibles, self-insured retention and insurance premium costs.
If our employees are injured at the workplace, we could incur costs for the injuries and lost productivity. In addition, many of our customers, particularly in the oil and gas and chemical industries, require their inspectors and other contractors working at their facilities to have good safety records because of the inherent danger at these sites. Safety records are impacted by the number and amount of workplace incidents involving a contractor’s employees. As a result, if our safety record is not within the levels required by our customers, or compares unfavorably to our competitors, we could lose business, be prevented from working at certain facilities or suffer other adverse consequences, all of which could negatively impact our business, revenues, reputation and profitability.
No assurances can be made that we will be successful in maintaining or renewing our contracts with our clients.
A significant portion of our contracts and agreements with clients may be terminated by either party on short notice. Although we actively pursue the renewal of our contracts, we cannot assure that we will be able to renew these contracts or that the terms of the renewed contracts will be as favorable as the existing contracts. If we are unable to renew or replace these contracts, or if we renew on less favorable terms, we may suffer a material reduction in revenue and earnings.
Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.
We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. We may determine in the future that a significant impairment has occurred in the value of our goodwill, unamortized intangible assets or fixed assets, which could require us to write off a portion of our assets and could adversely affect our financial condition or our reported results of operations.

The loss or unavailability of any of our executive officers or other key personnel could have a material adverse effect on our business.
We depend greatly on the efforts of our executive officers and other key employees to manage and exercise leadership over our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business operations. We have entered into agreements with our executive officers and other key employees that contain non-compete provisions to mitigate this risk. We are currently litigating to enforce our rights against certain former employees under these agreements, which litigation is time-consuming and expensive and may ultimately be ineffective. Furthermore, the law governing non-compete agreements and other forms of restrictive covenants varies from jurisdiction to jurisdiction and is unenforceable in some jurisdictions in which we operate. Additionally, the Federal Trade Commission (“FTC”) issued a final rule on April 23, 2024, to prohibit employers from imposing non-compete clauses on certain classes of workers. The FTC’s rule would require employers to rescind existing non-compete clauses with non-senior executive workers and actively inform their employees that the contracts are no longer in effect. Although the new rules are facing legal challenges, we may be unable to enforce our non-compete provisions, potentially resulting in negative impacts to our business.
Our business strategy includes acquiring companies and making investments that complement our existing businesses or expand into adjacent industries. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.
As part of our business strategy, we rely on our ability to successfully acquire other businesses, and integrate acquired businesses into our operations, and our inability to do so could adversely affect our business and results of operations.We expect to continue to analyze and evaluate the acquisition of strategic businesses, product lines or technologies with the potential to strengthen our industry position, enhance our existing offerings or expand into adjacent industries. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful.
Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:
•diversion of management’s time and attention from daily operations;
•difficulties integrating acquired businesses, technologies and personnel into our business;
•inability to obtain required regulatory approvals and/or required financing on favorable terms;
•potential loss of key employees, key contractual relationships, or key customers of acquired companies or from our existing businesses; and
•assumption of the liabilities, and exposure to unforeseen liabilities, of acquired companies.
Under certain circumstances, it may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. We cannot be sure that we will be able to successfully complete the integration process without substantial costs, delays, disruptions or other operational or financial problems. Failure to successfully integrate acquired businesses could adversely impact our business, financial condition, results of operations and cash flows. Moreover, we may be unable to obtain the strategic or operational benefits that are expected from our acquisitions. Any acquisitions or investments may ultimately harm our business or consolidated financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.
We may experience inflationary pressures in our operating costs and cost overruns on our projects and services.
Most of our clients are serviced under contracts where we charge the client based on time and materials. Under such contracts, prices are established in part on cost of materials and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of subcontractors, materials and other exigencies of our services. Our profitability for these contracts depends heavily on our ability to make accurate estimates and include guaranteed price increases in the contract in anticipation of increased material costs, if any. Inaccurate estimates, or changes in other circumstances, such as, cost of raw materials, trade disputes and tariffs, currency fluctuations, inflationary pressures or our suppliers’ or subcontractors’ inability to perform could result in substantial losses, as such changes adversely affect the revenues and profitability recognized on each project. Current and future inflationary volatility driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies as well as geopolitical conflicts such as the ongoing military conflict between Russia and Ukraine and the conflict in the Middle East between Hamas and Israel and other geopolitical issues impacting global trade could further impact our ability to make accurate estimates, which could have an adverse impact on our business, cash flows and profitability. We may also experience increased costs associated with tariffs or trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and other countries and any retaliatory actions taken by such countries).
Events such as natural disasters, industrial accidents, epidemics, pandemics, war and acts of terrorism, and adverse weather conditions could disrupt our business or the business of our customers, which could significantly harm our operations, financial results and cash flow.
Our operations and those of our customers are susceptible to the occurrence of catastrophic events outside our control, which may include events like epidemics, pandemics and other health crises, severe weather conditions, industrial accidents, and acts of war and terrorism, to name a few. We continue to actively monitor the conflict in the Middle East between Israel and Hamas, and the war between Russia and Ukraine and the sanctions imposed upon Russia in order to assess impacts to our customers and our operations. At this time, we do not believe there is a material impact on our operations, however any future impact of the conflict, and additional sanctions imposed, are uncertain. Any such events could cause a serious business disruption that reduces our customers’ needs or interest in purchasing our asset integrity solutions. In the past, such events have resulted in order cancellations and delays because customer equipment, facilities or operations have been damaged, or are not then operational or available. In addition, our results can be adversely impacted by severe winter weather conditions, which can result in lost workdays and temporary closures of customer facilities or outdoor projects. In addition, these events could disrupt commodity prices or financial markets or have other negative macroeconomic impacts which could harm our business.
We are and may become subject to periodic litigation which may adversely affect our business and financial performance.
We are subject to various lawsuits, administrative proceedings and claims that arise in the ordinary course of business. We could be party to class and collective actions, along with other complex legal disputes, which could materially impact our business by requiring, among other things, unanticipated management attention, significant attorney’s fees and settlement spend, or operational adjustments implemented in response to a settlement, court order or to mitigate future exposure.
We may have litigation in a variety of matters, some matters may be unpredictable or unanticipated, and the frequency and severity of litigation could increase. Lawsuits are inherently unpredictable and assessing contingencies is highly subjective and requires judgements about future events. A judgement that is not covered by insurance or that is significantly in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.
Our insurance coverage will not fully indemnify us against certain claims or losses. Further, our insurance has limits and exclusions and not all losses or claims are insured.
We perform services in hazardous environments on or around high-pressure, high temperature systems, and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. We maintain certain insurance coverage against these risks and other risks associated with our business. Our contracts typically require us to name a client as an additional insured under our insurance policies and indemnify our clients for injury, damage or loss arising out of and in proportion to our negligence in the performance of our services and provide for warranties for materials and workmanship. We maintain a $1.5 million aggregated self-insured retention for professional indemnity coverage. This insurance may not protect us against liability for certain events, including events involving fraud, willful misconduct or gross negligence. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, due to evolving market conditions, our higher risk profile due to the nature of our operations and claims history, and expected impact on pricing, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or that are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.
We are, and may become, subject to periodic regulatory proceedings, including U.S Fair Labor Standards Act (“FLSA”) and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.
Pending and future wage and hour litigation, including claims relating to the U.S. FLSA, analogous state laws, or other state wage and hour laws could result in significant attorney’s fees and settlement costs. Resolution of non-litigated alleged wage and hour violations could also negatively impact our performance. The potential settlement of, or awards of damages for, such claims also could materially impact our financial performance as could operational adjustments implemented in response to a settlement, court order or in an effort to mitigate future exposure. Additionally, an increased volume of alleged statutory violations or matters referred to an agency for potential resolution could result in significant attorney’s fees and settlement costs that could, in the aggregate, materially impact our financial performance.
Demand for our businesses can be materially affected by governmental regulation.
Our customers operate in regulated industries and are subject to regulations that can change frequently and without notice. The adoption of new laws or regulations, or changes to the enforcement or interpretation of existing laws or regulations, could cause our customers to reduce spending on the services that we provide, which could adversely affect our revenues, results of operations, and liquidity. Delays in implementing anticipated regulations or reversals of previously adopted regulations could adversely affect demand for our services.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses.
We have entered into, and may continue to enter into, interest rate swap agreements and other interest rate and foreign currency hedging strategies. Our hedging activity will vary in scope based on the level of interest rates and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedging products may not correspond directly with the risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability or asset;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the party owing money in the hedging transaction may default on our obligation to pay; and
•we may purchase a hedge that turns out not to be necessary, is ineffective or produces an unintended result, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings or result in losses. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates, may result in poorer overall investment performance than if we had not engaged in any such hedging transactions.
Growing use of artificial intelligence (“AI”) in our business has challenges that, if not properly managed could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.
While our use of AI and machine learning is not material at this time, the use of AI and machine learning can present risks. AI algorithms may be flawed, and datasets may be insufficient. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions or subject us to lawsuits and regulatory investigations. These deficiencies could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm.
In addition, the use of AI may increase cybersecurity risks, privacy risks, and operational and technological risks. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. Moreover, how AI is used is the subject of evolving review by various U.S. regulatory agencies, including the SEC and the FTC. It is possible that governments may also seek to regulate, limit, or block the use of AI or otherwise impose other restrictions that may hinder the usability or effectiveness of our products and services.
Currency translation risks may have a material impact on our results of operations.
We have operations outside of the United States, primarily in Canada. The majority of our foreign operations utilize the local currency as their functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency-denominated trade receivables. Unrealized currency translation gains and losses are recorded on the balance sheet upon translation of the foreign operations’ functional currency to the reporting currency. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and the currencies used by our international operations may have an impact on our earnings. We may enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future, and we cannot predict the impact of future exchange rate fluctuations on our results of operations.
Risks Related to Regulation
Our failure to comply with the requirements of the International Traffic and Arms Regulations (“ITAR”) could have a material effect on our financial condition and results of operations.
We may, from time to time, receive technical data from third parties and/or test commodities subject to the ITAR, which is administered by the U.S. Department of State. Some of our services are subject to the ITAR, and we are required to maintain ITAR compliant policies and procedures. If we fail to comply with the requirements of the ITAR, resulting in a loss of ITAR Registration, then some of our customers may choose a different supplier for NDT services.
Our failure to comply with the regulations of OSHA, and other state and local agencies that oversee safety and transportation compliance could reduce our revenue, profitability and liquidity.
The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions.
While we invest substantial resources in occupational health and safety programs, the various industries in which we provide asset integrity solutions involve a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, we have had employee injuries in the past, and our employees may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations. If we were not able to successfully resolve such issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.
Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.
Our business is subject to operational hazards due to the nature of the services that we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures and weather-related incidents. NDT and RAT projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover, increase the costs of our projects or harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially adversely affect our profitability and our financial condition.
We are subject to many laws and regulations in the jurisdictions in which we operate, and changes to such laws and regulations may result in additional costs and impact our operations.
We are committed to upholding the highest standards of corporate governance and legal compliance. We are subject to many laws and regulations in the jurisdictions in which we operate. We are also subject to various laws and regulations that apply specifically to U.S. public companies. These include the rules and regulations of any exchange on which our securities are listed, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the various regulations, standards and guidance put forth by the SEC and other governmental agencies to implement those laws. Compliance with these laws and regulations will increase our legal and financial compliance costs and make some of our activities more difficult, time-consuming or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly, and current reports with respect to our business and operating results. These additional requirements impose significant additional costs on us and may divert management’s attention and affect our ability to attract and retain qualified executive officers and board members. New laws, rules and regulations, or changes to existing laws or their interpretations, could create added legal and financial costs and uncertainty for us. In addition, our United Kingdom and Canadian operations are subject to laws and regulations that are in some cases different from those of the United Sates, including labor laws such as the U.K. Bribery Act, the Modern Slavery Act and laws and regulations governing information collected from employees, customers and others, specifically the UK General Data Protection Regulation. Our efforts to comply with evolving laws, regulations and reporting standards may increase our general and administrative expenses, divert management time and attention or limit our operational flexibility, all of which could have a material adverse effect on our financial position and results of operations.
If our intellectual property rights are unenforceable or become obsolete, or if new intellectual property rights held by a third party become the only or preferred way to perform services we offer, our competitive position could be adversely impacted.
We utilize a variety of intellectual property rights while performing our services. We view our portfolio of proprietary energized services tools and techniques and other process and design technologies as our competitive strengths, which we believe differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged. If we are unable to protect and maintain our intellectual property rights, or if intellectual property challenges or infringement proceedings succeed against us, our ability to differentiate our service offerings could be reduced. Further, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers, which could materially and adversely affect our business, financial condition, results of operations and cash flows. We may also license certain technologies from third parties, and there is a risk that our relationships with such licensors may terminate or expire or may be interrupted or harmed.
Our business depends upon the maintenance of our proprietary technologies and information.
We depend on the maintenance of our operating systems, some of which are bespoke. Many of our technologies and information, including trade secrets and internally developed and utilized operating software, are not subject to patent protection. We regularly enter into confidentiality agreements with our key employees, clients, potential clients and other third parties and limit access to and distribution of our trade secrets and other sensitive information. However, these measures may not be adequate to prevent misappropriation of our technologies or to assure that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, the laws of other countries in which we operate may not protect our proprietary rights to the same extent as the laws of the U.S. We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.
Our operations and properties are subject to extensive environmental, health and safety regulations.
We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to the environment and worker health and safety, among other things. These laws and regulations are complex, change frequently, are becoming increasingly stringent, and can impose substantial sanctions for violations or require operational changes that may limit our services. We must conform our operations to comply with applicable regulatory requirements and adapt to changes in such requirements in all locations in which we operate. These requirements can be expected to increase the overall costs of providing our services over time. Some of our services involve handling or monitoring highly regulated materials, including radiation sources or hazardous wastes. Environmental laws and regulations generally impose limitations and standards for the characterization, handling, disposal, discharge or emission of regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with increasingly complex and strictly-enforced federal, state, local, and international environmental, health and safety laws and regulations or associated permits could subject us to the assessment of administrative, civil and/or criminal penalties, the imposition of investigatory or remedial obligations or capital expenditure requirements, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted services. A defect in our services or faulty workmanship could result in an environmental liability if, as a result of the defect or faulty workmanship, a contaminant is released into the environment. In addition, the modification or interpretation of existing environmental, health and safety laws or regulations, the more vigorous enforcement of existing laws or regulations, or the adoption of new laws or regulations may also negatively impact industries in which our clients operate, which in turn could have a negative impact on us.
Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs and/or decreases in revenues.
The proper functioning of our information systems is critical to the successful operation of our business. Although our information systems are protected through physical and software safeguards, our information systems are still vulnerable to natural disasters, power losses, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, our business operations could be adversely affected.
We are subject to privacy and data security/protection laws in the jurisdictions in which we operate and may be exposed to substantial costs and liabilities associated with such laws and regulations.
The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on our financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach or other privacy and information security laws, as well as the negative publicity associated with such a breach, could damage our reputation and adversely impact demand for our services and client relationships.
In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.
In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems and the systems that we design and install. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems, disruption of our operations or the secure operation of the systems we install. Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputation. We maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats. There can be no assurance, however, that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.
Our business is subject to risks arising from climate change, including climate change legislation or regulations restricting emissions of “greenhouse gases,” changes in consumer preferences and technology and physical impacts of climate change, all of which could have a negative impact on our business and results of operations.
There has been an increased focus in the last several years on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States and other parts of the world that are focused on restricting the emission of greenhouse gases and enhancing greenhouse gas emissions disclosure requirements, including the SEC’s proposed rule on climate change disclosure, increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting and incentives for renewable energy. The adoption of new or more stringent legislation or regulatory programs limiting greenhouse gas emissions from clients, particularly those in refining and petrochemical industries, for whom we provide asset integrity services, or reducing the demand for those clients’ products, could in turn affect demand for our products and services. Additionally, some of our clients are modifying their plants and facilities and may adopt new technology in efforts to better align their operations and products with energy transition issues, but there is no assurance that such modified facilities or technological advancements will require the same level of services and products that we currently provide.
Scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects of climate change, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect our operations or those of our clients or suppliers, including by delaying our ability to provide asset integrity services because a customer is forced to postpone service due to weather, disrupting our supply chain and causing our suppliers to incur significant costs in responding to such impacts, which in turn could have a negative effect on us, including by adversely impacting our results of operations, financial condition and cash flows. Such events, if increasing in their severity and frequency, may also adversely affect our ability to insure against the risks associated with such events, thus leading to greater financial risk for us in the conduct of our operations against the backdrop of such events.

Risks Related to our Finances and Indebtedness
The terms of our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities. In addition, our debt level may limit our future financial and operating flexibility.
As of December 31, 2024, we had approximately $773.1 million of indebtedness outstanding under our Credit Facility (as defined below) and we had finance lease obligations outstanding of $28.7 million. As of December 31, 2024, we have approximately $214.1 million of liquidity available, including cash and cash equivalents and available borrowing capacity under our $75.0 million revolving credit facility, subject to continued covenant compliance.
The amount of our current or future indebtedness could have significant effects on our operations, including, among other things:
•a significant portion of our cash flow will be dedicated to the payment of principal and interest on our indebtedness and may not be available for other purposes, including the payment of distributions on our common stock and capital expenditures;
•credit rating agencies may view our debt level negatively;
•covenants contained in our existing debt arrangements will require us to continue to meet financial tests that may adversely affect our flexibility in planning for and reacting to changes in our business;
•Our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general partnership purposes may be limited;
•We may be at a competitive disadvantage relative to similar companies that have less debt; and
•We may be more vulnerable to adverse economic and industry conditions as a result of our significant debt level.
The $775.0 million term loan and $75.0 million revolving credit facility that we entered into on July 30, 2024 (together, the “Credit Facility”) prohibits distributions on, or purchases or redemptions of, securities if any default or event of default is continuing. In addition, the Credit Facility contains various covenants limiting our ability to, among other things, incur indebtedness if certain financial ratios are not maintained, grant liens, engage in transactions with affiliates, enter into sale-leaseback transactions, and sell substantially all of our assets or enter into a merger or consolidation. The Credit Facility also treats a change of control as an event of default and also requires us to maintain a certain debt coverage ratio.
Our ability to access capital markets to raise capital on favorable terms will be affected by our debt level, our operating and financial performance, the amount of our current maturities and debt maturing in the next several years, and by prevailing credit market conditions. Moreover, if lenders or any future credit rating agency downgrade our credit rating, then we could experience increases in our borrowing costs, face difficulty accessing capital markets or incurring additional indebtedness or suffer a reduction in the market price of our common stock. If we are unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future. The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected rates.
We maintain the Credit Facility with a syndicate of financial institutions which include certain covenants and limitations on our operations.
We and certain of our direct and indirect subsidiaries are parties to the Credit Facility. The Credit Facility is secured by a first priority lien over substantially all of our assets, including a pledge of 100% of the capital stock of our U.S. and Canadian subsidiaries, and is guaranteed by our U.S. and Canadian subsidiaries.
We are required to comply with specified financial and operating covenants and to make scheduled repayments under the Credit Facility, which may limit our ability to operate our business. Our failure to comply with any of these covenants or to meet any payment obligations under the Credit Facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time that we wish to borrow funds, we will be unable to borrow funds.
We may incur substantial additional indebtedness, which could further exacerbate the risks that we may face going forward.
Subject to the restrictions in the Credit Facility, we may incur substantial additional indebtedness (including secured indebtedness). Although the Credit Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.
Any material increase in our level of indebtedness may have several important effects on our future operations, including, without limitation:
•we would have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;
•increases in our outstanding indebtedness and leverage would increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and
•depending on the levels of our outstanding indebtedness, our ability to obtain additional financing for working capital, capital expenditures and general purposes could be limited.
Interest payments for borrowings on the Credit Facility are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes.
Rising interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We may from time to time enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt. These agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.
We may need additional capital in the future for working capital, capital expenditures or acquisitions, and we may not be able to access capital on favorable terms, or at all, which would impair our ability to operate our business or achieve our growth objectives.
Our ability to generate cash is essential for the funding of our operations and the servicing of our debt. If existing cash balances together with the borrowing capacity under our credit facilities were not sufficient to make future investments, make acquisitions or provide needed working capital, we may require financing from other sources. Our ability to obtain such additional financing in the future will depend on a number of factors including prevailing capital market conditions, conditions in our industry, and our operating results. These factors may affect our ability to arrange additional financing on terms that are acceptable to us. If additional funds were not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or pursue other opportunities.
Our financial results are based, in part, upon estimates and assumptions that may differ from actual results. In addition, changes in accounting principles may cause unexpected fluctuations in our reported financial information.
In preparing our consolidated financial statements in conformity with U.S. GAAP, our management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain, and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.

In addition, accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in U.S. generally accepted accounting principles (“GAAP”) could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls. We cannot predict the effect of future changes to accounting principles, which could have a significant effect on our reported financial results and/or our results of operations, cash flows and liquidity.
If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately and timely, which could harm our business and adversely affect the value of our business.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations and the listing standards of the NYSE. Accordingly, we are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements. Even when such controls are implemented, management will not be able to guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any system of controls may not succeed in achieving our stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  We are required to design and maintain adequate internal control over financial reporting in order to comply with the SEC’s rules and regulations. Prior to December 16, 2024, we and our independent registered public accounting firm were not required to and did not perform an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 and 2023.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
As indicated above, we recently identified material weaknesses in our internal control over financial reporting and concluded that we had not designed and maintained an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness contributed to the following two additional material weaknesses:
•we did not design and maintain effective controls related to the year-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures; further, we did not design and maintain controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.
These material weaknesses resulted in the misstatement of our provision (benefit) for income taxes and deferred tax liabilities and related financial statement disclosures which resulted in the restatement of our financial statements for the predecessor period from January 1, 2024 to July 29, 2024. These material weaknesses also resulted in immaterial audit adjustments to our current and previously issued consolidated financial statements in the following financial statement line items: Accounts receivable; Accounts payable; Accrued expenses and other current liabilities; Deferred tax liabilities; Lease obligations; Service revenue; Cost of revenue; Selling, general and administrative expenses; and Interest expense. Additionally, these material weaknesses could result in a misstatement of substantially all of the Company’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
•User access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel;
•Program change management controls to ensure that information technology program and data changes are identified, tested, authorized, and implemented appropriately;
•Computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and
•Program development controls to ensure that new software development is tested, authorized and implemented appropriately.
These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
Management is in the process of developing a remediation plan for the material weaknesses that have been identified. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.
If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to us will make our securities less attractive to investors.
We qualify as an “emerging growth company” as defined in the JOBS Act. As such, we may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides, however, that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to opt out of such extended transition period. As a result, we will adopt new or revised accounting standards on the same timeline as other public companies, and we will not be able to revoke such election.
We cannot predict if investors will find our securities less attractive because of our status as an emerging growth company and reliance on related exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our stock price may be more volatile.
Risks Related to Ownership of our Securities
We may be required to issue additional shares of common stock pursuant to the terms of the Series A Preferred Stock which would dilute the holdings of investors.
There are currently 1,000,000 shares of Series A Preferred Stock outstanding. We may be required to issue additional shares of common stock pursuant to the terms of the Series A Preferred Stock which would dilute the holdings of investors.
The Series A Preferred Stock will be convertible into shares of common stock on a one-for-one basis at any time at the option of the holder and will be automatically converted into shares of common stock (subject to certain adjustments in certain circumstances either as our directors may determine or otherwise as determined in accordance with the terms of the Series A Preferred Stock) upon the earlier of (i) immediately following the Change of Control Dividend Date (as defined in our certificate of incorporation) and (ii) December 31, 2034. In addition, once the Average Price (as defined in our certificate of incorporation) (subject to adjustment in accordance with our certificate of incorporation) for any ten consecutive trading days is at least $11.50, the holders of the Series A Preferred Stock will be entitled to receive in aggregate the Annual Dividend Amount (as defined in our certificate of incorporation) in respect of each Dividend Period (as defined in our certificate of incorporation), payable in shares of common stock. The Annual Dividend Amount (as defined in our certificate of incorporation) will be paid on the relevant payment date by the issue of such number of shares of common stock as is equal to the Annual Dividend Amount divided by the Average Price per share of common stock for the last ten (10) consecutive trading days of the relevant Dividend Period (the “Dividend Price”).
In the first Dividend Period in which such dividend becomes payable, the Annual Dividend Amount will be equal in value to (i) 20% of the increase in the value of one share of common stock, such increase being calculated as the difference between $10.00 and the Dividend Price, multiplied by (ii) the Preferred Shares Dividend Equivalent (as defined in our certificate of incorporation). In subsequent years, the Annual Dividend Amount will be calculated based on the appreciated Dividend Price compared to the highest Dividend Price previously used in calculating the Annual Dividend Amount.
In the event of (i) an acquisition of control by any person or party (or by any group of persons or parties who are acting in concert) whether by merger, consolidation or otherwise or (ii) any sale, lease or exchange of all or substantially all of our property and assets, including its goodwill and its corporate franchises (a “Change of Control”), the holders of the Series A Preferred Stock will be entitled to receive, in the aggregate, a one-time dividend, equal to the Change of Control Dividend Amount payable in common stock. The “Change of Control Dividend Amount” will be equal to the aggregate amount determined by adding together each Annual Dividend Amount that would have been payable for each Dividend Period (or part thereof) occurring during a Change of Control Dividend Period assuming, among other things, a Dividend Price for each Dividend Period (or part thereof) in the Change of Control Dividend Period equal to the Change of Control Price increasing by eight percent (8%) per annum (compounded annually) for each such Dividend Period (or part thereof).
The precise number of shares of common stock that may be required to be issued pursuant to the terms of the Series A Preferred Stock cannot be ascertained at this time as a result of dividends that may be payable in common stock.
The issue of shares of common stock in connection with the payment of the Annual Dividend Amount or Change of Control Dividend Amount will reduce (by the applicable proportion) the percentage stockholdings of those stockholders holding common stock prior to such issuance. This does not take into account any dilution which may occur as a result of any other issuance of common stock pursuant to the other terms of the Series A Preferred Stock and assumes that there is no adjustment (pursuant to the constitute documents) to the rate at which the Series A Preferred Stock convert into common stock.
The issuance of common stock pursuant to the terms of the Series A Preferred Stock may reduce any net return derived from holding common stock compared to any such net return that might otherwise have been derived had we not issued common stock in connection with the payment of the Annual Dividend Amount or upon the conversion of the Series A Preferred Stock.
Our current directors may allocate their time to other businesses, leading to potential conflicts of interest in their determination as to how much time to allocate to our affairs.
None of the current directors, other than Mr. Pizzey, are required to commit their full time or any specified amount of time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. If the directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to operate the business. In addition, Sir Martin E. Franklin, Mr. Robert A.E. Franklin, Mr. James E. Lillie and certain other individuals affiliated with Mariposa Acquisition IX, LLC (the “Founder Entity”, and such individuals, the “Founders”), our directors or one or more of their affiliates may provide services to our business. However, there is no formal agreement between us and such entities with respect to the provision of such services or the commitment of any specified amount of time to our business, other than the Consulting Services Agreement with Mariposa Capital, LLC, an affiliate of Sir Martin. We cannot provide any assurance that these conflicts will be resolved in our favor. In addition, although the directors must act in our best interests and owe certain fiduciary duties to us, they are not (or will not be) necessarily obligated under Delaware law to present us with business opportunities.
We cannot confirm that our Founders or any of our directors will not become involved in one or more other business opportunities that could present conflicts of interest in respect of the time they allocate to our business. In addition, our conflict of interest procedures may require or allow our Founders, directors and officers and certain of their affiliates to present certain acquisition opportunities to other companies before they present them to us.
We do not currently intend to pay dividends on our common stock, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our common stock.
We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not intend to declare or pay any dividends on the common stock in the foreseeable future. Moreover, the terms of the Credit Facility may restrict our ability to pay dividends on the common stock, and any additional debt we may incur in the future may include similar restrictions. As a result, and for the foreseeable future, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.
You may not be able to realize returns on your investment in our securities within a period that you would consider to be reasonable.
Investments in our securities may be relatively illiquid. There may be a limited number of investors and this factor, together with the number of shares of common stock and Warrants outstanding, may contribute both to infrequent trading in our securities and to volatile market price movements. Investors should not expect that they will necessarily be able to realize their investment in our securities within a period that they would regard as reasonable. Accordingly, the common stock and Warrants may not be suitable for short-term investment. Even if an active trading market develops, the market price for the shares of common stock may fall below the price at which they were purchased.
We may issue additional series of preferred stock in the future, and the terms of such preferred stock may reduce the value of our existing securities.
Our certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share, of the Company. As of December 31, 2024, we had outstanding 1,000,000 shares of Series A Preferred Stock. We may issue additional shares or series of preferred stock in the future, and the terms of such preferred stock may reduce the value of the shares of common stock, shares of Series A Preferred Stock and Warrants.
The Board of Directors is authorized to create and issue one or more additional series of preferred stock, and, with respect to each series, to fix the number of shares constituting the series and the designation of such series, the powers (including voting powers), if any, of the shares of such series and the preferences and relative, participating, optional, special or other rights, if any, and the qualifications, limitations or restrictions, if any, of the shares of such series, in each case without stockholder approval. If we create and issue one or more additional series of preferred stock, it could affect your rights or reduce the value of your investment in our securities. The Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could dilute the voting power of the holders of our common stock, and which could have certain anti-takeover effects.
We will be required to issue additional shares of common stock upon the exercise of the Warrants which may dilute your interests in the common stock.
The terms of the Warrants provide for the issuance of common stock upon any exercise of the Warrants. Each Warrant entitles the holder to one-fourth of a share of common stock at $11.50 per whole common stock (subject to adjustment in accordance with the terms and conditions of the Amended and Restated Warrant Instrument (the “Warrant Instrument”)). Based on the number of Warrants outstanding as of December 31, 2024, the maximum remaining number of shares of common stock that we may be required to issue pursuant to the terms of the Warrants, subject to adjustment in accordance with the terms and conditions of the Warrant Instrument, is 4,566,219. The exercise of the Warrants will result in dilution of the value of a stockholder’s interest in our common stock if the value of a shares of common stock exceeds the exercise price payable on the exercise of a Warrant at the relevant time.
The potential for the issuance of additional common stock pursuant to exercise of the Warrants could have an adverse effect on the market price of the common stock.
There is no guarantee that the Warrants will be in the money at a time when they are exercisable, and they may expire worthless. In addition, the terms of the Warrants may be amended without the consent of all holders.
The exercise price for the Warrants is $11.50 per share (subject to adjustment in accordance with the terms of the Warrant Instrument and related agreements). There is no guarantee that the Warrants will be in the money, and as such, the Warrants may expire worthless.

In addition, the Warrant Instrument provides that we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 75% of the then outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of holders of at least 75% of the then outstanding Warrants will be unlimited, examples of such amendments could include amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of common stock purchasable upon exercise of a Warrant.
The Warrants may be mandatorily redeemed prior to their exercise at a time that is disadvantageous to holders, thereby making the Warrants worthless.
The Warrants are subject to mandatory redemption at $0.01 per Warrant if at any time the average price per share of common stock equals or exceeds $18.00 (subject to any prior adjustment in accordance with the terms and conditions set out in the Warrant) for a period of ten consecutive trading days.
Mandatory redemption of the outstanding Warrants could force holders of Warrants:
•to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;
•to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants; or
•to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants.
Risks Related to Taxation
Changes in tax law and practice may reduce any net returns for investors.
The tax treatment of our stockholders, including any special purpose vehicle that we may establish and any company which we may acquire are all subject to changes in tax laws or practices in the U.S. or any other relevant jurisdiction. Any change may reduce any net return derived by our stockholders from an investment in the Acuren Delaware common stock.
Our non-U.S. Holders may be subject to withholding taxes on distributions.
Dividends paid to a non-U.S. shareholder will be treated as U.S. source income and will be subject to U.S. withholding tax at a rate of 30%, subject to reduction in the case of a stockholder who is a qualified resident of a country which has a tax treaty with the U.S. and provides adequate documentation (generally Form W-8BEN or Form W-8BEN-E) evidencing their right to tax treaty benefits.
We are treated as a U.S. corporation for U.S. tax purposes and will generally be taxable on our worldwide income.
We are taxable as a U.S. corporation. A U.S. corporation generally is taxable on its worldwide income, subject to an exemption for certain foreign-source dividends paid by foreign subsidiaries.
There can be no assurance that we will be able to make returns for shareholders in a tax-efficient manner.
We have made certain assumptions regarding taxation in connection with the structuring of our business. However, if these assumptions are not correct, taxes may be imposed in excess of taxes that were anticipated. This could reduce the amount of post-tax returns. Any change in laws or tax authority practices could also adversely affect any post-tax returns to investors. In addition, we may incur costs in taking steps to mitigate any such adverse effect on the post-tax returns to investors
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
The Audit Committee (“Audit Committee”) of the Company’s Board of Directors (the “Board”) has been delegated with the oversight of the Company’s risk management program, which includes the identification, assessment and management of material cybersecurity risks. A cybersecurity threat is any potential unauthorized occurrence, on or conducted through, the Company’s information systems that may result in adverse effects on the confidentiality, integrity or availability of the Company’s information systems or any information residing therein. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Cybersecurity risk management and strategy
The Company has implemented a comprehensive cybersecurity risk management program designed to protect confidentiality, integrity, and availability of critical systems and information.
The Company’s cybersecurity program is focused on the following key areas:
•Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans to timely, consistently, and compliantly address cybersecurity threats that may occur despite the Company’s safeguards, and such plans are tested and evaluated on a regular basis.
•Dedicated Staffing: The Company maintains a Network Operations Center staffed with dedicated IT security, infrastructure, and compliance professionals who oversee risk assessments, security processes, and incident responses.
•Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.
•Outside Consultants: The Company engages various outside consultants, including contractors, assessors, outside attorneys and other third parties, to among other things:
◦Assist in the design, implementation, and testing of our cybersecurity program, policies and procedures;
◦monitor Company networks, servers and endpoints to identify vulnerabilities;
◦perform assessments on the Company’s cybersecurity measures, including independent reviews of the Company’s information security control environment and operating effectiveness;
◦review and place cyber insurance coverages including access to various third-party vendors to support the Company, should the need arise;
◦determine and execute mitigation and remediation options and plans; and
◦assist the Company in ensuring ongoing compliance with applicable legal and regulatory requirements.
•Education and Awareness: The Company provides ongoing and annual training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

Governance
As the Company focuses on establishing its governance policies and procedures in all areas, in 2025, the Company plans to establish an Information Security Committee (the “ISC”) comprised of the VP Infrastructure and Cybersecurity (“VP of IT”), Chief Information Officer (“CIO”), Chief Financial Officer (“CFO”) and General Counsel (“GC”). The ISC will be the focal point for all information security activities throughout the Company and its subsidiaries. The ISC, led by the VP of IT will work collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The ISC will be charged with continuous improvement and implementation of policies and procedures for incident response handling, monitoring, and addressing security risks on an ongoing basis. The ISC will also be responsible for deploying technology and information security experts to monitor security risks and advise, contain, analyze, and report on security incidents, as necessary. As described above, the Company also retains a third-party cyber security firm to work hand-in-hand with the VP of IT and, once established, the ISC, to develop and oversee a program to prevent, detect, mitigate and remediate cybersecurity incidents.
The Board has delegated to the Audit Committee the responsibility for monitoring and overseeing the Company’s cybersecurity and other information technology risks, controls, strategies and procedures. The Company’s Chief Information Officer, on behalf of the ISC, provides reports to the Audit Committee at least annually regarding technological risk exposure and the Company’s cybersecurity risk management strategy and reports any incidents to the Audit Committee in real time. Based on these reports, the Audit Committee periodically evaluates the Company’s information security strategies to ensure its effectiveness and, if appropriate, may also include a review from third-party experts. The Company is in the process of developing its Internal Audit function. which will provide quarterly updates to the Audit Committee which include an update on cybersecurity risks and related internal controls.
Management’s Expertise
The Company’s CIO has over two decades of experience in technology development, management, and security, including responsibility for global portfolios of digital assets, intellectual property, and proprietary data. The CIO holds a technical undergraduate degree and a graduate business degree with a strong technical focus. Additionally, the Company’s CEO, CFO, and GC each have over 15 years of experience managing enterprise risks, including cybersecurity threats, either at the Company or in similar organizations. Each executive holds undergraduate and graduate degrees in their respective fields, further reinforcing the Company’s commitment to cybersecurity governance at the highest levels.
The Company’s VP of IT, reporting to the CIO, oversees cybersecurity and IT infrastructure. The VP of IT remains continuously informed on emerging cybersecurity threats, industry developments, and evolving risk management techniques, ensuring the Company’s ability to prevent, detect, mitigate, and remediate cybersecurity incidents. The VP of IT supervises internal cybersecurity teams and external service providers, assesses and manages material cybersecurity risks, and oversees risk mitigation strategies. With extensive global experience in managing complex information systems and deploying advanced cybersecurity technologies, the VP of IT also holds a recognized certification from a leading cybersecurity training and research institute.
Risks from Cybersecurity Threats
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.
Item 2. Properties.
We lease our corporate headquarters in Tomball, Texas and we own and lease other facilities throughout the United States, Canada and the United Kingdom where we conduct business. Our facilities include offices, warehouses, storage, maintenance shops, engineering labs and training and educational facilities. As of December 31, 2024, we owned six facilities and leased 130 facilities. We believe that our existing facilities are sufficient for our current needs.

Item 3. Legal Proceedings.
From time to time, we are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses associated with certain litigation in our consolidated financial statements. While we cannot predict the outcome of these proceedings, we believe any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results, cash flows or consolidated financial condition, after giving effect to provisions already recorded.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET AND DIVIDEND INFORMATION
Our common stock is listed on the NYSE American (“NYSE”) under the symbol “TIC”.

Common Stock
As of March 21, 2025, there were 641 holders of record of our common stock.
Dividends
We have historically not paid cash dividends and do not currently anticipate paying a cash dividend on our common stock. We intend to retain future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that our Board of Directors considers relevant. In addition, our Credit Agreement, in certain situations, prohibits us from paying cash dividends or making other distributions on our common stock without prior consent of the lender. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”
The holder of our Series A Preferred Stock may be entitled to receive annual dividends paid in the form of shares of common stock. Refer to “Note 4. Shareholders’ Equity” to our consolidated financial statements.
Warrants
As of December 31, 2024, there were 18,264,876 Warrants outstanding exercisable for approximately 4,566,219 shares of common stock. The Warrants are exercisable in multiples of four for one share of our Common Stock at an exercise price of $11.50 per whole share of common stock.
RECENT SALES OF UNREGISTERED SECURITIES
Common Stock
On July 30, 2024, we issued an aggregate of 58,259,984 ordinary shares to certain institutional and/or accredited investors at a purchase price of $10.00 per share, for an aggregate purchase price of $582.6 million (the “PIPE Financing”). The proceeds from the PIPE Financing were used for funding the Acuren Acquisition.
The securities described above were issued in a transaction exempt from registration pursuant to (i) Regulation S promulgated thereunder with respect to the securities offered and sold outside the United States to investors who were neither citizens nor residents of the United States or (ii) Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder with respect to the securities offered and sold within, into or in the United States in a transaction that did not involve a public offering to persons who represented that they were accredited investors, as such term is defined in Rule 501(a) of Regulation D under the Securities Act.
Exercise of Warrants
On July 30, 2024, we issued an aggregate of 9,177,531 ordinary shares pursuant to the exercise of 36,710,124 warrants to the exercising warrant holders at a reduced exercise price of $10.00 per share, for an aggregate purchase price of $91.8 million (the “Warrant Financing”). The proceeds from the Warrant Financing were used for funding the Acuren Acquisition.
The securities described above were issued in a transaction exempt from registration pursuant to (i) Regulation S promulgated thereunder with respect to the securities offered and sold outside the United States to investors who were neither citizens nor residents of the United States or (ii) Section 4(a)(2) of the Securities Act or

Regulation D promulgated thereunder with respect to the securities offered and sold within, into or in the United States in a transaction that did not involve a public offering to persons who represented that they were accredited investors, as such term is defined in Rule 501(a) of Regulation D under the Securities Act.
Compensation Related Issuances
On July 30, 2024, we granted to certain directors and officers of the Company restricted stock units covering an aggregate of 560,000 shares of common stock, 170,000 of which were subsequently forfeited, under our 2024 Plan as compensation for their services to the Company.
On September 18, 2024, we granted to certain employees of the Company restricted stock units covering an aggregate of 1,135,000 shares of common stock, 75,000 of which was subsequently forfeited, under our 2024 Plan as compensation for their services to the Company.
On September 23, 2024, we awarded certain employees of the Company an aggregate of 63,700 shares of common stock, which fully vested immediately, as compensation for their services to the Company.
On November 12, 2024, we granted to certain employees of the Company restricted stock units covering an aggregate of 95,000 shares of common stock under our 2024 Plan as compensation for their services to the Company, subject to certain vesting conditions.
On December 3, 2024, we granted to our Chief Financial Officer, in connection with the commencement of her employment with the company, restricted stock units covering an aggregate of 60,000 shares of common stock under our 2024 Plan as compensation for services to be rendered to the Company, subject to certain vesting conditions.
The securities described above were deemed to be exempt from registration under the Securities Act in reliance on (i) Rule 701 promulgated under Section 3(b) of the Securities Act pursuant to benefit plans and contracts relating to compensation as provided under Rule 701 or (ii) Section 4(a)(2) of the Securities Act in transactions that did not involve a public offering to persons who represented that they were accredited investors, as such term is defined in Rule 501(a) of Regulation D under the Securities Act.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ASP Acuren is our predecessor. The following is a discussion of the results of operations of ASP Acuren (Predecessor) for the period from January 1, 2024 to July 29, 2024 and Acuren Corporation (Successor) for the period from July 30, 2024 to December 31, 2024 compared to the results of operations of ASP Acuren (Predecessor) for the year ended December 31, 2023. This discussion should be read in conjunction with the information contained in the audited Acuren Corporation consolidated financial statements and the notes related thereto included elsewhere in this Annual Report on Form 10-K.
A discussion and analysis of the results of operations of ASP Acuren (Predecessor) for the year ended December 31, 2022 can be found in “Acuren Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations” as disclosed in our Registration Statement on Form S-4, which was filed with the SEC on December 12, 2024.
In this section, “we,” us,” “our” and “Acuren” refer to ASP Acuren Holdings, Inc. (Predecessor) for the periods prior to July 30, 2024, and Acuren Corporation (Successor) for the period from July 30, 2024 through December 31, 2024.
Overview
We are a leading provider of critical asset integrity services. We operate primarily in North America serving a broad range of industrial markets, most notably chemical, pipeline, refinery, power generation, oilsands, automotive, aerospace, mining, manufacturing, renewable energy, and pulp and paper. We provide these essential and often compliance-mandated (often at customer locations) services in the industrial space and are focused on the recurring maintenance needs of our customers.
The work we do fits in the service category referred to as Testing, Inspection, Certification and Compliance. These activities include several Nondestructive Testing (“NDT”) techniques such as radiography, ultrasonic testing, magnetic particle inspection, penetrant testing, and visual inspection. NDT activities include inspection and evaluation of industrial equipment through various technology-enabled methods to ensure asset integrity, avoid costly accidents and comply with regulatory requirements without destroying the asset or component. Given the amount of activity required at heights in the industrial space, we provide market leading RAT solutions to reach difficult areas without scaffolding. The work on ropes at heights extends beyond inspection and testing to include industrial trades such as insulation, coatings and blasting, welding, pipe fitting, hoisting and rigging, and electrical services. We offer these trades in a niche way where RAT solutions are optimal (cost efficient and/or schedule enhancing) and where we can provide quality services without compromising safety. Our TICC service also includes support from consulting engineers with in-lab destructive testing capabilities. Our highly specialized materials engineers support failure investigation, material selection, corrosion engineering, welding engineering, fracture mechanics, destructive testing, and chemical analysis.
We have two operating and reportable segments which are the United States and Canada. We have operations in the United Kingdom that are not considered material and are included in the United States reportable segment. Each segment is representative of the operations incurred under the respective geographic territory. Both operating segments provide the same services to a similar base of customers.
We were incorporated with limited liability under the laws of the British Virgin Islands under the BVI Companies Act on December 15, 2022 under the name Admiral Acquisition Limited (“Admiral”). Admiral was formed for the purpose of acquiring a target company or business. We completed our initial public offering in the United Kingdom on May 22, 2023, raising gross proceeds of approximately $539.5 million and the Founder Entity purchased 1,000,000 shares of Series A Preferred Stock for $10.5 million. We began trading on the London Stock Exchange (“LSE”) on May 22, 2023 and trading was suspended on July 30, 2024 when we completed our acquisition of ASP Acuren (the “Acuren Acquisition”). Our LSE listing was subsequently cancelled on August 19, 2024. In connection with the Acuren Acquisition, we changed our name to Acuren Corporation and on December 16, 2024, changed our jurisdiction of incorporation from the British Virgin Islands to Delaware and domiciled to Delaware.
Prior to the Domestication, we were incorporated with limited liability under the laws of the British Virgin Islands with ordinary shares (the “Ordinary Shares”) listed on the London Stock Exchange. Upon the Domestication, our Ordinary Shares were automatically converted, on a one-for-one basis, into shares of Common Stock and our Founder Preferred Shares (the “Founder Preferred Shares”) were automatically converted, on a one-for-one basis, into shares of Series A Preferred Stock. All references to our Ordinary Shares and Founder Preferred Shares refer to the equity of the Company prior to Domestication and all references to our Common Stock and Series A Preferred Stock refer to the equity of the Company following the Domestication. Our Common Stock began trading on the OTCQX Market on December 30, 2024. We voluntarily withdrew from trading on the OTCQX Market as of February 14, 2025 and began trading on the NYSE American (the “NYSE”) on February 18, 2025. Prior to the listing of our Common Stock on the NYSE, we were subject to and complied with the rules of the LSE. In connection with the Acuren Acquisition, we formed our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
Recent Developments
Acuren Acquisition
On July 30, 2024, we completed the acquisition of ASP Acuren, a market leading provider of asset integrity management solutions. The consideration paid at closing for the Acuren Acquisition was approximately $1.9 billion in cash. We funded the consideration paid with a combination of $568.0 million cash on hand, a $775.0 million senior loan facility and an aggregate of $675.0 million of gross proceeds from the PIPE Financing and the Warrant Financing. The Warrant Financing was an offer to permit holders of our Warrants to early exercise all of their outstanding Warrants at a reduced exercise price of $10.00 per whole share of our common stock. Holders of

36,710,124 Warrants participated in the Warrant Financing. As of December 31, 2024, there were 18,264,876 Warrants outstanding.
Credit Facilities
In connection with the closing of the Acuren Acquisition, on July 30, 2024, we entered into the Credit Facility by and among Acuren Delaware Holdco, Inc. (f/k/a AAL Delaware Holdco, Inc.), Acuren Holdings, Inc. (f/k/a ASP Acuren Holdings, Inc.), the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and as collateral agent (the “Credit Agreement”), pursuant to which we incurred a $775.0 million seven-year senior secured term loan (the “Term Loan”) under the senior secured term loan facility (the “Term Loan Facility”), which was used to fund a part of the cash portion of the purchase price of the Acuren Acquisition. The Credit Agreement also provides for a $75.0 million five-year senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). See “— Liquidity and Capital Resources — Credit Facilities” for more information regarding the Credit Facility.
Certain Factors and Trends Affecting Acuren’s Results of Operations
Summary of Acquisitions
In addition to the Acuren Acquisition, the Company completed other acquisitions during the periods presented that also affect the comparability of results of operations.
From January 1, 2024 through July 29, 2024, Acuren acquired three businesses for total aggregate consideration of $47.6 million in cash, net of cash acquired. During the year ended December 31, 2023, Acuren acquired one business for total consideration of $6.0 million in cash. The businesses acquired compliment and are synergistic to Acuren’s existing business.
Economic, Industry and Market Factors
We have observed some impact from inflationary pressures during 2023 and 2024. Over the reporting periods we have been able to stabilize margin with a combination of cost management and price initiatives. There has been no direct effect on our business from the Russian-Ukrainian or the Middle Eastern conflicts. These conflicts may have an impact on certain end markets, results of operations or liquidity or in other ways which we cannot yet determine.
Description of Key Financial Statement Line Items
Service revenue
Service revenue is generated from Acuren’s engineers, scientists, technologists, technicians, and specialized craft trades performing inspections, testing, and related services for customers both in the field and in our laboratories. Service revenue is recognized by Acuren as services are performed for the customer. The vast majority of Acuren billing is on a time and materials basis.
Cost of revenue
Cost of revenue consists primarily of direct labor. Cost of revenue also includes materials and indirect costs, such as supplies, tools, facility costs, and depreciation of equipment related to our services as well as travel, per diem, and lodging costs. Labor costs are recognized as labor hours are incurred in delivering services.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of employee compensation, information systems and technology costs, share-based compensation, amortization on intangibles, facility related expenses, and management consulting services.

Results of Operations
The comparability of our operating results for the period from July 30, 2024 through December 31, 2024 (Successor), January 1, 2024 through July 29, 2024 (Predecessor) (as restated) and the year ended December 31, 2023 (Predecessor) was impacted by the Acuren Acquisition. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the Acuren Acquisition to the extent they remain ascertainable. The entirety of Admiral’s activity through the closing date of the Acuren Acquisition was related to our formation, the preparation of our initial public offering, and since the closing of our initial public offering, the search for a target company or business.
Comparison of the periods from January 1, 2024 to July 29, 2024 (Predecessor) (as restated) and July 30, 2024 to December 31, 2024 (Successor) to the year ended December 31, 2023 (Predecessor)
The following table summarizes our results of operations for the periods indicated (in thousands)(1):

	2024		2023	2022
	Successor July 30 to December 31	Predecessor January 1 to July 29 (As Restated)	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Service revenue	$463,527	$633,866	$1,050,057	$928,326
Cost of revenue	359,848	471,881	810,534	725,375
Gross profit	103,679	161,985	239,523	202,951
Selling, general and administrative expenses	150,306	121,369	185,022	168,229
Transaction costs	35,998	5,204	—	—
Income (loss) from operations	(82,625)	35,412	54,501	34,722
Interest expense, net	31,061	39,379	60,022	24,159
Loss on extinguishment of debt	—	9,073	—	—
Other expense (income), net	(2,978)	(580)	(1,241)	(12,888)
Income (loss) before provision for income taxes	(110,708)	(12,460)	(4,280)	23,451
Provision (benefit) for income taxes	(5,256)	3,243	2,009	3,408
Net income (loss)	($105,452)	($15,703)	($6,289)	$20,043

____________
1.Refer to “Note 2. Summary of Significant Accounting Policies” in the consolidated financial statements for further detail on the update to the presentation of cost of revenue and selling, general, and administrative expenses impacting the amounts presented herein for the periods from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), and the year ended December 31, 2023 (Predecessor). Refer to “Note 2. Summary of Significant Accounting Policies” in the consolidated financial statements for further detail on the restatement of previously issued consolidated financial statements for the period from January 1, 2024 to July 29, 2024 (Predecessor).
Revenues
Service revenue was $633.9 million and $463.5 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively, an increase of $47.3 million, or 4.5%, compared to $1,050.1 million during the year ended December 31, 2023 (Predecessor). This increase in service revenue was driven primarily by increases in transaction volumes with recurring customers and new sales in target markets as well as net sales growth of approximately $21.3 million directly related to the 2024 Predecessor acquisitions.

Cost of revenue
Cost of revenue was $471.9 million and $359.8 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively, an increase of $21.2 million, or 2.6%, compared to $810.5 million during the year ended December 31, 2023 (Predecessor). This increase was primarily driven by 2024 Predecessor acquisitions which contributed $17.3 million of the increase.
Gross profit
The following table presents gross profit and gross profit margin, defined as gross profit as a percentage of service revenues, for the periods from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor) compared to the year ended December 31, 2023 (Predecessor) (in thousands):

	2024		2023
	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31
Service revenue	$463,527	$633,866	$1,050,057
Gross profit	103,679	161,985	239,523
Gross profit margin	22%	26%	23%

Acuren’s gross profit was $162.0 million and $103.7 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively, an increase of $26.1 million, or 10.9%, compared to $239.5 million during the year ended December 31, 2023 (Predecessor). The gross profit increase primarily results from pricing initiatives implemented in 2023 and increased volumes. Additionally, Acuren had gross profit growth of approximately $3.9 million directly related to acquisitions.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A expenses”) and operating margin, defined as income (loss) from operations as a percentage of service revenues, for the periods from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor) compared to the year ended December 31, 2023 (Predecessor) (in thousands):

	2024		2023
	Successor July 30 to December 31	Predecessor January 1 to July 29 (as restated)	Predecessor January 1 to December 31
SG&A expenses	$150,306	$121,369	$185,022
SG&A expenses as a percentage of service revenue (%)	32.4%	19.1%	17.6%
Acuren’s SG&A expenses were $121.4 million and $150.3 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively, an increase of $86.7 million, or 46.8%, compared to $185.0 million during the year ended December 31, 2023 (Predecessor). The increase in SG&A expenses was driven primarily by share-based compensation related costs resulting from the Acuren Acquisition. The remaining change relates to increases in employee related costs as well as increases in rent and facility costs.
Depreciation and Amortization Expense
Total depreciation expense for property, plant and equipment and amortization expense for intangibles were recognized as follows:

	2024		2023
	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31
Depreciation expense included in cost of revenue	$25,282	$22,123	$54,504
Depreciation and amortization expense included in selling, general and administrative expenses	22,031	23,654	40,314
Total depreciation and amortization expense	$47,313	$45,777	$94,818
Transaction costs
Transaction costs were $5.2 million and $36.0 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively, an increase of $41.2 million, compared to no transaction costs during the year ended December 31, 2023 (Predecessor). The increase is primarily related to legal, accounting, advisory, and other transaction costs resulting from the Acuren Acquisition.
Interest expense, net
Interest expense was $39.4 million and $31.1 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively, an increase of $10.4 million, or 17.4%, compared to $60.0 million during the year ended December 31, 2023 (Predecessor). This increase is due to new borrowings for working capital purposes and to fund acquisitions under our Credit Agreement in addition to a higher interest rate environment when compared against the prior year period.
Loss on extinguishment of debt
The loss on extinguishment of debt of $9.1 million recorded during the period from January 1, 2024 to July 29, 2024 (Predecessor) relates to the extinguishment of Predecessor debt as a result of the Acuren Acquisition.
Provision for income taxes
Acuren recorded a provision for income taxes of $3.2 million and a tax benefit of $5.3 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) (as restated) and July 30, 2024 to December 31, 2024 (Successor), respectively, as compared to income tax expense of $2.0 million during the year ended December 31, 2023 (Predecessor). The tax benefit was primarily driven by the increased loss before taxes for the period from January 1, 2024 to July 29, 2024 (Predecessor) (as restated) and July 30, 2024 to December 31, 2024 (Successor) compared to income before taxes for the year ended December 31, 2023.
The Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted the legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We are continuing to evaluate and monitor the impact of Pillar 2. To date, Pillar 2 has not had a material impact on the effective tax rate or the consolidated financial statements.

Operating Segment Results
Comparison of the periods from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor) to the year ended December 31, 2023 (Predecessor)

	Service Revenue
	2024		2023
	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31	Increase (Decrease)	% Change
United States	$267,136	$363,474	$643,847	($13,237)	(2)%
Canada	197,541	271,859	409,150	60,250	15%
Corporate and Eliminations	(1,150)	(1,467)	(2,940)	323	(11)%
	$463,527	$633,866	$1,050,057	$47,336	5%

	Cost of Revenue
	2024		2023
	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31	Increase (Decrease)	% Change
United States	$208,574	$255,335	$498,964	($35,055)	(7)%
Canada	152,424	218,013	314,510	55,927	18%
Corporate and Eliminations	(1,150)	(1,467)	(2,940)	323	(11)%
	$359,848	$471,881	$810,534	$21,195	3%

	Gross Profit
	2024		2023
	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31	Increase (Decrease)	% Change
United States	$58,562	$108,139	$144,883	$21,818	15%
Canada	45,117	53,846	94,640	4,323	5%
	$103,679	$161,985	$239,523	$26,141	11%
United States
United States service revenues were $363.5 million and $267.1 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively, a decrease of $13.2 million, or 2.1%, compared to $643.8 million during the year ended December 31, 2023 (Predecessor). The decrease was driven by lower volumes during 2024 offset by impact of price increases from 2023 as well as increased revenue from 2024 acquisitions, which contributed approximately $9.1 million in new service revenue.
Segment gross profit was $108.1 million and $58.6 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively, an increase of $21.8 million, or 15%, compared to $144.9 million during the year ended December 31, 2023 (Predecessor). The increase primarily resulted from pricing initiatives implemented in 2023. Acquisitions represented approximately $1.4 million in gross profit growth.
Canada
Canada service revenue was $271.9 million and $197.5 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively, an increase of $60.3 million, or 14.7%, compared to $409.2 million during the year ended December 31, 2023 (Predecessor). The growth in service revenue was driven primarily by increased callout and customer outage activity. Acquisitions contributed approximately $12.1 million in new service revenue.
Segment gross profit was $53.8 million and $45.1 million for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively, an increase of $4.3 million, or 4.6%, compared to $94.6 million during the year ended December 31, 2023 (Predecessor). The increase was primarily driven by stronger volume. Acquisitions represented approximately $2.6 million in gross profit growth.
Liquidity and Capital Resources
Overview
Overall, Acuren believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under its existing revolving credit facility are sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants. Acuren’s uses of available cash, borrowing capacity, cash flows from operations and financing arrangements are used to invest in capital expenditures to support its growth, repay debt maturities as they become due, and complete integration activities. Acuren’s principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures and debt service, as well as to execute and integrate strategic acquisitions. In addition, we will use available cash, borrowing capacity, and cash flows from operations to fund our operating leases, finance leases, debt repayments and various other obligations as they arise as noted within “Note 12. Debt” and “Note 15. Leases.”
Capital Resources
In connection with the closing of the Acuren Acquisition, on July 30, 2024, we entered into the Credit Facility and in connection therewith incurred a $775.0 million seven-year senior secured Term Loan under the Term Loan Facility, which was used to fund a part of the cash portion of the purchase price for the Acuren Acquisition. The Credit Agreement also provides for a $75.0 million five-year senior secured revolving credit facility of which up to $20.0 million can be used for the issuance of letters of credit. As of December 31, 2024, there was nothing outstanding on the Revolving Credit Facility.
As of December 31, 2024, Acuren had $773.1 million of indebtedness outstanding under the Term Loan. Acuren incurred an aggregate of $19.5 million in debt issuance costs related to the Term Loan that are amortized using the effective interest method over the life of the Term Loan using an effective interest rate of 9.2%. As of December 31, 2024, the unamortized debt issuance cost balance was $18.3 million and is presented as a reduction of the carrying value of the Term Loan in the consolidated balance sheets. For the Successor period ended December 31, 2024, Acuren recorded total interest expense of $29.2 million, inclusive of $1.2 million related to the amortization of debt issuance costs.
Acuren incurred an aggregate of $1.9 million in debt issuance costs for the Revolving Credit Facility that are amortized over the five year term of the revolving Credit Facility on a straight-line basis. At December 31, 2024, the unamortized debt issuance costs balance was $1.7 million. For the Successor period ended December 31, 2024, Acuren recorded an interest expense of $0.2 million for the access to the Revolving Credit Facility.
For discussion of the covenants contained in the Credit Agreement governing our Revolving Credit Facility, see “Note 12. Debt” of the Notes to our Consolidated Financial Statements. As of December 31, 2024, we were in compliance with these covenants.
ASP Acuren entered into a credit agreement on December 20, 2019 (“Prior Credit Agreement”) that provided for a term loan of $430.0 million and a revolving credit facility of $75.0 million. On each of January 23, 2020, November 19, 2021 and August 15, 2023, the Prior Credit Agreement was amended, increasing the term loan to $445.0 million, $545.0 million and $715.0 million, respectively. In connection with the Acuren Acquisition on July 30, 2024, the Prior Credit Agreement was repaid in full.
Cash Flows
The following table summarizes net cash flows with respect to Acuren’s operating, investing, and financing activities for the periods indicated (in thousands):

	2024		2023	2022
Cash flows provided by (used in):	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Operating activities	$2,629	$20,439	$95,809	$39,980
Investing activities	(1,834,651)	(57,985)	(26,534)	(67,672)
Financing activities	1,414,346	7,818	(49,176)	35,965
Effect of exchange rate on cash	(123)	(7,877)	4,377	(5,625)
Net change in cash and cash equivalents	($417,799)	($37,605)	$24,476	$2,648
Cash flows attributable to our operating activities
Net cash provided by operating activities for the period from January 1, 2024 to July 29, 2024 (Predecessor) and for the period from July 30, 2024 to December 31, 2024 (Successor) was $20.4 million and $2.6 million, respectively, a decrease of $72.7 million compared to cash provided by operating activities of $95.8 million in the Predecessor period year ended December 31, 2023. The change in cash used in operating activities was primarily driven by the decrease in net income (loss) of $114.9 million, which includes $41.2 million of transaction costs related to the Acuren Acquisition, as well as decreases in operating assets and liabilities of $39.7 million, offset by changes in share-based compensation expense of $77.5 million.
Cash flows attributable to our investing activities
For the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), net cash used in investing activities was $58.0 million and $1.8 billion, primarily related to acquisitions in the Predecessor period and the Acuren Acquisition in the Successor period, respectively.
For the year ended December 31, 2023, net cash used in investing activities was $26.5 million, consisting primarily of $22.1 million of capital expenditures.
Cash flows attributable to our financing activities
For the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), net cash provided by financing activities was $7.8 million and $1.4 billion, consisting primarily of borrowings of long-term debt of $805.0 million and proceeds from the issuance of ordinary shares and the exercise of Warrants for $666.6 million related to the Acuren Acquisition offset by repayments of long-term debt of $18.3 million, principal payments on finance lease obligations of $9.8 million, and payments of debt issuance costs of $21.4 million.
For the year ended December 31, 2023, net cash used in financing activities was $49.2 million, consisting primarily of dividends paid of $150.0 million, repayments of long-term debt of $81.4 million, and principal payments of finance lease obligations of $9.9 million, offset by net borrowings under our Prior Credit Agreement of $113.6 million.
Effect of exchange rate changes on cash and cash equivalents
For the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), and year ended December 31, 2023, the effect of foreign exchange rate changes on cash was negative $7.9 million, negative $0.1 million and positive $4.4 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in the U.S. Dollar exchange rate against the Canadian Dollar.
Off-Balance Sheet Arrangements
During the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor) and the years ended December 31, 2023 and 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recently Issued Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements for disclosures regarding recently issued accounting pronouncements and the critical accounting policies related to our business.
Critical Accounting Estimates
For discussion regarding our significant accounting policies, see “Note 2. Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements. We have outlined below the policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgement.
Revenue Recognition from Contracts with Customers
The majority of our revenues are derived from providing services on a time and material basis and are short-term in nature. Payments are generally due within 45 days of services unless otherwise noted. There are no material warranties, refunds, or other similar obligations.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. We provide highly integrated and bundled inspection services to its customers. Some contracts have multiple performance obligations, most commonly due to the contract providing for a combination of inspection, engineering or industrial services.
For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation utilizing several different pricing scenarios and is able to discretely price out each individual component based on its nature and relation to the overall performance obligation.
Contract modifications are not routine in the performance of contracts. Generally, when contracts are modified, the modification is to account for changes in scope to the services that are provided. In most instances, contract modifications reflect either additions or subtractions to previously identified performance obligations and therefore are not considered distinct.
Performance obligations are satisfied over time as work progresses. Revenue is recognized over time based on time and material incurred to date which best portrays the transfer of control to the customer. We expect any significant remaining performance obligations to be satisfied within one year.
Business Combinations
We account for our business combinations under the acquisition method of accounting, with the purchase price allocated based on the fair value to the individual assets acquired and liabilities assumed at the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of the respective acquisition’s future performance and related cash flows, selection of a discount rate and economic lives, and use of Level 3 measurements. While we use the best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive income (loss).

Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price of acquired businesses over the fair value of the underlying net tangible and intangible assets acquired. We evaluate the impairment of our goodwill annually or more frequently when events or changes in circumstances indicate that goodwill may be impaired. Goodwill is required to be evaluated for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available. We have two reporting units, the United States and Canada, which align with our reportable segments.
We first assess qualitatively, step zero, whether it is necessary to perform step one of the annual impairment tests. An entity is required to perform step one if the entity concludes that it is more likely than not that a reporting unit’s fair value is below its carrying amount (that is, a likelihood of more than 50%). When step one indicates that the reporting unit’s carrying value exceeds its fair value, an impairment will be recorded in the period the goodwill is determined to be impaired.
We can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill associated with one or more reporting units.
Any goodwill impairment is limited to the total amount of goodwill allocated to that reporting unit. The income tax effect associated with an impairment of tax-deductible goodwill is also considered in the measurement of the goodwill impairment. During the years ended December 31, 2023 and 2022, Acuren performed a qualitative analysis. There were no impairment charges in 2023 or 2022. No indications of impairment were identified during the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), and the year ended December 31, 2023.
We consider the income and market approaches when estimating the fair values of reporting units which requires significant judgement in evaluating economic and industry trends, estimated future cash flows, discount rates, and other factors.
Intangible assets consisting of customer relationships, technology, tradenames, and non-compete agreements, have been recorded based on their fair value at the date of acquisition and are amortized over their economic useful lives which range from 1 to 15 years. Amortization on other intangibles assets is included within Selling, general and administrative expenses.
Valuation of Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased identifiable intangible assets that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No indications of impairment were identified during the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor) and the years ended December 31, 2023 and 2022.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured at the enacted income tax rates expected to apply in the taxable year that the asset or liability is expected to be recovered or settled.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of a deferred income tax asset will not be realized. Valuation allowances are provided when management believes, after estimating future taxable income, considering feasible income tax planning opportunities and weighing all facts and circumstances that certain deferred tax assets are not recoverable. We evaluate our tax contingencies and recognize a liability when we believes it is more likely than not that a liability exists.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
We record interest expenses and penalties on uncertain tax liabilities in the provision for income taxes.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Concentration of Credit Risk
Balance sheet items that are subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. We are exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent that account balances exceed federally insured limits. Risk is managed by dealing only with investment grade U.S., UK, and Canadian institutions and we do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
As of and for the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), and the years ended December 31, 2023 and 2022, no individual customer represented more than 10% of consolidated sales or accounts receivable, and no individual vendor represented more than 10% of purchases or accounts payable.
Interest Rate Risk
Acuren’s debt financing agreement contains floating rate obligations and as a result interest rate changes impact our earnings and cash flows, assuming other factors are held constant. As more fully described in “Note 13. Financial Instruments” of our consolidated financial statements, we have entered into interest rate derivative contracts to manage interest rate risk associated with our long-term debt obligations and to mitigate the negative impact of interest rate fluctuations on our earnings and cash flows.
Foreign Currency Risk
Acuren has foreign operations in Canada and the United Kingdom. Revenue generated from foreign operations represented approximately 43%, 44% and 39% of Acuren’s total revenue for the periods from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), and for the year ended December 31, 2023, respectively. Substantially all of this revenue was generated from operations in Canada. Revenue and expense related to Acuren’s foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income (loss). Acuren is subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Translation gains or losses, which are recorded in accumulated other comprehensive loss on the consolidated balance sheet, result from translation of the assets and liabilities of Acuren’s foreign subsidiaries into U.S. dollars. For the periods from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), foreign currency translation losses totaled $18.0 million and $35.5 million, respectively. For the year ended December 31, 2023 foreign currency translation gains totaled $11.2 million. For the periods from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), a 10% movement, favorable or unfavorable, in the average U.S. Dollar exchange rates would cause a change in income from operations of approximately $1.7 million and $1.4 million, respectively. For the year ended December 31, 2023, a 10% movement, favorable or unfavorable, in the average U.S. Dollar exchange rates would cause a change in income from operations of approximately $2.5 million. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data.
The financial statements and supplementary financial information required to be filed pursuant to this Item 8 are presented on pages F-1 through F-46 in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at December 31, 2024, due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in our Registration Statement on Form S-4.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As indicated above, we identified material weaknesses in our internal control over financial reporting and concluded that we had not designed and maintained an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness contributed to the following two additional material weaknesses:
•we did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures; further, we did not design and maintain controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.
These material weaknesses resulted in the misstatement of our provision (benefit) for income taxes and deferred tax liabilities and related financial statement disclosures which resulted in the restatement of our financial statements for the predecessor period from January 1, 2024 to July 29, 2024. These material weaknesses also resulted in immaterial audit adjustments to our current and previously issued consolidated financial statements in the following financial statement line items: Accounts receivable; Accounts payable; Accrued expenses and other current liabilities; Deferred tax liabilities; Lease obligations; Service revenue; Cost of revenue; Selling, general and administrative expenses; and Interest expense. Additionally, these material weaknesses could result in a misstatement of substantially all of the Company’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
◦User access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel;
◦Program change management controls to ensure that information technology program and data changes are identified, tested, authorized, and implemented appropriately;
◦Computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and
◦Program development controls to ensure that new software development is tested, authorized and implemented appropriately.
These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
Management is in the process of developing a remediation plan for the material weaknesses that have been identified. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding the effectiveness of our internal control over financial reporting or an attestation report of our registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B. Other Information.
(b) 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(d) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors

Sir Martin E. Franklin	BACKGROUND:
Sir Martin Ellis Franklin, KGCN, is a co-founder of Admiral and has served as a director since our inception in December 2022 and Co-Chairman since July 2024. Sir Martin is also the founder and CEO of Mariposa Capital, LLC, a Miami-based family office focused on long-term value creation across various industries, and Chairman and controlling shareholder of Sweet Oak, a diversified platform for consumable products, including Royal Oak Enterprises, LLC and Whole Earth Brands, Inc. Sir Martin is also the co-founder and Co-Chairman of Nomad Foods Limited, the Founder and Executive Chairman of Element Solutions Inc, co-Chairman of APi Group Corporation and co-Chairman of Acuren Corporation. Sir Martin was the co-founder and Chairman of Jarden Corporation (“Jarden”) from 2001 until April 2016 when Jarden merged with Newell Brands Inc (“Newell”) serving also as its CEO from 2001 to 2011 and its Executive Chairman from 2011-2016. Prior to founding Jarden in 2001, Sir Martin served as the Chairman and/or Chief Executive Officer of three public companies: Benson Eyecare Corporation, Lumen Technologies, Inc., and Bollé Inc. between 1992 and 2000.

Co-Chairman
Age: 60
DIRECTOR SINCE: 2022

Skills & Qualifications:
We believe Sir Martin’s qualifications to serve on our Board of Directors include his leadership, extensive experience as a member of other corporate boards and his knowledge of public companies.

Robert A. E. Franklin	BACKGROUND:
Robert A.E. Franklin has served as a director of Acuren since its inception in December 2022. Mr. Franklin currently serves on the Board of Sweet Oak, a diversified platform for consumable products, including Royal Oak Enterprises, LLC and Whole Earth Brands, Inc. and was a director of Double Diamond Distillery LLC from June 2017 to December 2021. Mr. Franklin has been actively involved in prior acquisition vehicles, including Nomad Holdings and J2. Prior to joining Mariposa Capital in November 2016, he served as an investment associate at TOMS Capital, a New York-based family office, from September 2014 to September 2016 and an investment banking analyst at Barclays Capital, focusing on technology, media and telecommunications from June 2013 to August 2014. Mr. Franklin received a B.A. in communications from the University of Pennsylvania.

Co-Chairman
Age: 33
DIRECTOR SINCE: 2022

Skills & Qualifications:
We believe Mr. Franklin’s qualifications to serve on our Board of Directors include investment experience and his prior board experience.

Antoinette C. Bush	BACKGROUND:
Antoinette C. Bush has served as one of our directors since July 2024. Ms. Bush served as a Senior Advisor to News Corp from 2022 to 2024 and, from 2013 to 2022, Ms. Bush served as the Executive Vice President and Global Head of Government Affairs for News Corp. Prior to joining News Corp, Ms. Bush was a partner at Skadden, Arps, Slate, Meagher, & Flom LLP heading the firm’s Communications Law Practice Group. Ms. Bush’s experience includes serving as Executive Vice President of Northpoint Technology Ltd, where she led legal and regulatory strategy, and as Senior Counsel to the Communications Subcommittee of the U.S. Senate Committee on Commerce, Science, and Transportation. In the non-profit arena, Ms. Bush serves on a number of boards, including as the current chair of the board of directors of The HistoryMakers, a Regent for the Smithsonian Institution and the Board of Children’s National Hospital. Ms. Bush also serves on the board of directors of Ares Management Corporation and Ubicquia, Inc. Previous board service includes Radius Global Infrastructure, Inc. (f/k/a Digital Landscape Group, Inc.) and CNA Financial. Ms. Bush received her B.A. from Wellesley College and her J.D. from Northwestern University Pritzker School of Law.

Director
Age: 68
DIRECTOR SINCE: 2024

COMMITTEES
Compensation, Nominating and Corporate Governance

Skills & Qualifications:
We believe Ms. Bush’s qualifications to serve on our Board of Directors include her board experience and her legal experience.

Rory Cullinan	BACKGROUND:
Rory Cullinan has served as one of our directors since our inception in December 2022. Mr. Cullinan currently serves on the board of directors of Cervecera CCU Chile Limitada and Embotelladoras Chilenas Unidas S.A. and on the advisory board of Delancey Real Estate Asset Management Limited, to which he was appointed in 2007. From September 2017 to October 2019, Mr. Cullinan also served on the board of J2 Acquisition Limited (the vehicle that became APi Group Corporation). From August 2009 until March 2015, Mr. Cullinan was an executive officer of various companies within the Royal Bank of Scotland Group, during which time he was Chief Executive Officer of both the Non-Core Division and Asset Protection Scheme and the Capital Resolution Group, and subsequently Executive Chairman of the Corporate and Institutional Banking (“CIB”) and Capital Resolution Group. Whilst Executive Chairman of the CIB and Capital Resolution Group, Mr. Cullinan led the $3 billion IPO of Citizens Financial Group, Inc. From August 2007 until 2009, Mr. Cullinan was a board member of the Renaissance Group, during which the Renaissance Group established the then largest private equity fund in Russia for $600 million. Mr. Cullinan has previously served as an executive director of the Royal Bank of Scotland Group plc from 2001 until 2005. He was the Head of Financial Services at Permira Advisors LLC from 2005 until 2006.
Director
Age: 65
DIRECTOR SINCE: 2022

COMMITTEES
Audit (chair)

Skills & Qualifications:
We believe Mr. Cullinan’s qualifications to serve on our Board of Directors include his executive and board experience.

Elizabeth Meloy Hepding	BACKGROUND:
Elizabeth Meloy Hepding has served as one of our directors since July 2024 and has served as the senior vice president of strategy and corporate development at Ingersoll Rand Inc. (NYSE: IR) since July 2021. Prior to that, Ms. Hepding served as vice president, corporate development at PurposeBuilt Brands, Inc. from September 2019 to July 2021. Prior to joining PurposeBuilt Brands, Ms. Hepding was senior vice president, strategy and corporate development at Essendant Inc. from August 2016 until April 2019 and served in various senior roles at Essendant Inc. from April 2013. Ms. Hepding began her career in investment banking, spending more than a decade in the industry, primarily at UBS Investment Bank where she held roles of increasing responsibility. Ms. Hepding received her MBA from the University of Chicago Booth School of Business and her B.A. in economics from Washington & Lee University.
Director
Age: 47
DIRECTOR SINCE: 2024

COMMITTEES
Audit, Nominating and Corporate Governance

Skills & Qualifications:
We believe Ms. Hepding’s qualifications to serve on our Board of Directors include her finance background and experience in corporate strategy.

Peter A. Hochfelder	BACKGROUND:
Peter A. Hochfelder has served as one of our directors since July 2024. Mr. Hochfelder also currently acts as a private investor in various industries. Mr. Hochfelder was a co-founder and Managing Member of Brahman Management, L.L.C., a New York City based private investment partnership, until his retirement in 2016. Previously, Mr. Hochfelder served on the board of Jarden Corporation, a consumer products company, from 2015 to 2016. Mr. Hochfelder is also involved in and committed to many philanthropic organizations, including serving on the Board of Directors of HELP USA, Brothers for Life and Community-Police Relations Foundation.
Director
Age: 63
DIRECTOR SINCE: 2024

COMMITTEES
Audit, Compensation (chair)	Skills & Qualifications:
We believe Mr. Hochfelder’s qualifications to serve on our Board of Directors include his investment and board experience

James E. Lillie	BACKGROUND:
James E. Lillie is a co-founder of Admiral and has served as one of our directors since July 2024. Mr. Lillie has also served as a director of APi Group Corporation since September 2017 and as Co-Chair since October 2019. Previously, he served as Jarden’s Chief Executive Officer from June 2011 until Jarden’s business combination with Newell in 2016. From 2003 to 2011, Mr. Lillie served as Jarden’s Chief Operating Officer and President (from 2004). From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravis, Roberts & Company (“KKR”) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of senior level management positions across a variety of disciplines including human resources, manufacturing, finance and operations at World Color, Inc., another KKR portfolio company. Since June 2015, Mr. Lillie has served on the board of directors of Nomad Foods Limited and served on the board of directors of Tiffany & Co. from February 2017 until January 2021.
Director
Age: 63
DIRECTOR SINCE: 2024

COMMITTEES
Compensation, Nominating and Corporate Governance (chair)

Skills & Qualifications:
We believe Mr. Lillie’s qualifications to serve on our Board of Directors include his operational experience and board experience.

Talman B. Pizzey	BACKGROUND:
Talman B. Pizzey is our Chief Executive Officer and has served as a director of ours since July 2024. Mr. Pizzey has served as the Chief Executive Officer of ASP Acuren and its affiliated companies since December 2019. Prior to his tenure as Chief Executive Officer, Mr. Pizzey was the Chief Operating Officer for ASP Acuren’s Canadian businesses since 2005. Mr. Pizzey has a bachelor’s degree in metallurgical engineering and an MBA, both from the University of Alberta.
Director
Age: 60
DIRECTOR SINCE: 2024
Skills & Qualifications:
We believe Mr. Pizzey’s qualifications to serve on our Board of Directors include his leadership skills and his experience in the safety and compliance industry.

Corporate Governance
Overview
Prior to the Domestication, we were incorporated with limited liability under the laws of the British Virgin Islands with ordinary shares (the “Ordinary Shares”) listed on the LSE. Due to the completion of the Acuren Acquisition, trading on the LSE was suspended on July 30, 2024, and our listing on the LSE was cancelled on August 19, 2024. Upon the Domestication, our Ordinary Shares were automatically converted, on a one-for-one basis, into shares of Common Stock and our Founder Preferred Shares (the “Founder Preferred Shares”) were automatically converted, on a one-for-one basis, into shares of Series A Preferred Stock. All references to our Ordinary Shares and Founder Preferred Shares refer to the equity of the Company prior to Domestication and all references to our Common Stock and Series A Preferred Stock refer to the equity of the Company following the Domestication. Our Common Stock began trading on the OTCQX Market on December 30, 2024. We voluntarily withdrew from trading on the OTCQX Market as of February 14, 2025 and began trading on the NYSE American (the “NYSE”) on February 18, 2025. Prior to the listing of our Common Stock on the NYSE, we were subject to and complied with the rules of the LSE. In connection with the Acuren Acquisition, we formed our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Corporate Governance Guidelines
Our Board of Directors is responsible for overseeing the management of our company. The Board of Directors has adopted Corporate Governance Guidelines (“Governance Guidelines”) which set forth our governance principles relating to, among other things:
•director independence;
•director responsibilities;
•mandatory retirement age for independent directors at 75;
•board structure and meetings; and
•the performance evaluation of our Board of Directors.
Our Governance Guidelines are available in the Investor Relations section of our website at www.acuren.com.
Board Leadership Structure
The Board has not adopted a formal policy regarding the need to separate or combine the offices of Chief Executive Officer (“CEO”) and Chair of the Board and instead the Board remains free to make this determination from time to time in a manner that seems most appropriate for the Company. Although the Board recognizes the benefits of having a combined Chair and CEO, currently, we separate the positions of our CEO and Co-Chairs of the Board in recognition of the differences between the two roles. The CEO is responsible for the day-to-day leadership and performance of the Company, while the Co-Chairs of the Board provide strategic guidance to the CEO, set the agenda for and preside over the Board meetings. In addition, we believe that the current separation provides a more effective monitoring and objective evaluation of the CEO’s performance. The separation also allows the Co-Chairs of the Board to strengthen the Board’s independent oversight of our performance and governance standards.
Board Meetings; Executive Sessions
During 2024, the Board of Directors held a total of eight meetings. Each incumbent director attended at least seventy five percent (75%) of the aggregate of (i) the total number of meetings of the Board during the period for which he or she was a director and (ii) the total number of meetings of all Board committees (the “Committees”) on which he or she served during the period for which he or she was a director. We were not required to and did not hold an annual meeting of stockholders in 2024. It is the policy of the Board of Directors to encourage its members to attend our annual meeting of stockholders.
During 2024, we were not listed on the NYSE. However, our Board did meet in executive session from time to time. Generally, the Chair of the meeting presided over those executive sessions. In July 2024, the Company appointed Rory Cullinan as its lead independent director. Mr. Cullinan will preside over all future executive sessions.
Board Committees
Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Copies of these committee charters setting forth the responsibilities of each committee are available in the Investor Relations section of our website at www.acuren.com.

The committees will periodically review their respective charters and recommend any needed revisions to the Board of Directors. The following is a summary of the composition of each committee:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Antoinette C. Bush		X	X
Rory Cullinan	X*
Elizabeth Meloy Hepding	X		X
Peter A. Hochfelder	X	X*
James E. Lillie		X	X*
____________
*     Denotes Chair of applicable Committee.
Audit Committee
Number of Meetings in 2024: 3
The Board of Directors has adopted a written Audit Committee Charter that governs the responsibilities of the Audit Committee. The Audit Committee is responsible for, among other things:
•overseeing preparation of our financial statements, the financial reporting process and our compliance with legal and regulatory matters;
•appointing and overseeing the work of our independent auditor;
•preapproving all auditing services and permitted non-auditing services to be performed for us by our independent auditor and approving the fees associated with such work;
•approving the scope of the annual audit;
•reviewing interim and year-end financial statements;
•overseeing our cybersecurity and information technology risks, controls and procedures;
•overseeing our internal audit function, if any, reviewing any significant reports to management arising from such internal audit function and reporting to the Board of Directors; and
•approving the audit committee report required to be included in our annual proxy statement.
The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate. Pursuant to the Audit Committee Charter, the Audit Committee reviews and pre-approves all audit and non-audit services performed by our independent accountant.
The Board of Directors has reviewed the background, experience, and independence of the Audit Committee members and based on this review, has determined that each member of the Audit Committee:
•meets the independence requirements of the NYSE governance standards;
•meets the enhanced independence standards for audit committee members required by the SEC; and
•is financially literate, knowledgeable and qualified to review financial statements.
In addition, the Board of Directors has determined that each of Messrs. Cullinan and Hochfelder qualify as an “audit committee financial expert” under the SEC regulations.
Compensation Committee
Number of Meetings in 2024: 1
The Board of Directors has adopted a written Compensation Committee Charter that governs the responsibilities of the Compensation Committee. The Compensation Committee is responsible for, among other things:
•assisting the Board of Directors in developing and evaluating potential candidates for executive positions;

•reviewing and approving corporate goals and objectives with respect to compensation for the Chief Executive Officer (“CEO”), evaluating the CEO’s performance and recommending to the Board of Directors, the CEO’s compensation based on such evaluation;
•determining the compensation of other non-CEO executive officers and all equity awards to such executive officers and other employees;
•reviewing on a periodic basis compensation and benefits paid to directors and recommending such compensation to the Board of Directors for approval;
•reviewing and approving our equity-based compensation plans and incentive compensation plans, including reviewing and approving the target performance benchmarks, if any, and range of aggregate value of our annual incentive program for senior management; and
•approving the compensation committee report on executive compensation required to be included in our annual proxy statement.
The Board of Directors has reviewed the background, experience and independence of the Compensation Committee members and based on this review, has determined that each member of the Compensation Committee:
•meets the independence requirements of the NYSE governance standards;
•is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act; and
•meets the enhanced independence standards for Compensation Committee members established by the SEC.
Role of Compensation Consultants and Advisors.
Pursuant to its charter, the Compensation Committee has the authority, in its sole discretion, to engage the services of compensation consultants, legal counsel or other advisors as necessary and appropriate to assist the Compensation Committee in fulfilling its duties and responsibilities. The Compensation Committee did not engage a compensation consultant in connection with the 2024 compensation program.
Delegation of Authority
The Compensation Committee may delegate to management the authority to administer equity and incentive compensation plans provided for employees as it deems appropriate and to the extent permitted by applicable laws, rules, regulations and NYSE rules.
Nominating and Corporate Governance Committee
Number of Meetings in 2024: 0
The Board of Directors has adopted a written Nominating and Corporate Governance Committee Charter that governs the responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things:
•assisting our Board of Directors in identifying prospective director nominees and recommending nominees for each annual meeting of stockholders to our Board of Directors;
•leading the search for individuals qualified to become members of the Board of Directors and selecting director nominees to be presented for stockholder approval at our annual meetings;
•reviewing the Board of Directors’ committee structure and recommending to the Board of Directors for approval directors to serve as members of each committee;
•developing and recommending to the Board of Directors for approval a set of corporate governance guidelines and generally advising the Board of Directors on corporate governance matters;
•reviewing such corporate governance guidelines on a periodic basis and recommending changes as necessary; and
•reviewing director nominations submitted by stockholders.
The Nominating and Corporate Governance Committee may, when it deems appropriate, delegate certain of its responsibilities to one or more Nominating and Corporate Governance Committee members or subcommittees. In making nominations, the Nominating and Corporate Governance Committee is required to submit candidates who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the Board of Directors, in collectively serving the long-term interests of the stockholders. In evaluating nominees, the Nominating and Corporate Governance Committee is required to take into consideration the following attributes, which are desirable for a member of the Board of Directors: leadership, independence, interpersonal skills, financial acumen, business experiences, industry knowledge and diversity of viewpoints.
The Board of Directors has reviewed the background, experience and independence of the Nominating and Corporate Governance Committee members and based on this review, has determined that each member of the Nominating and Corporate Governance Committee meets the independence requirements of the NYSE governance standards and SEC rules and regulations.
Code of Business Conduct and Ethics
Our Board of Directors has adopted a written Code of Conduct (“Code of Conduct”) that establishes the standards of ethical conduct applicable to all our directors, officers, and employees. In addition, our Board of Directors has adopted a written Code of Ethics for Senior Financial Officers (“Code of Ethics”) applicable to our CEO and senior financial officers. Copies of our Code of Conduct and Code of Ethics are publicly available in the Investor Relations section of our website at www.acuren.com. Any waiver of our Code of Ethics with respect to our chief executive officer, chief financial officer, controller or persons performing similar functions or waiver of our Code of Conduct with respect to our directors or executive officers may only be authorized by our Board of Directors and will be disclosed on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules.
Insider Trading Policy
We have adopted an insider trading policy (the “Insider Trading Policy”) applicable to directors, officers, and employees of the Company and its subsidiaries. We believe the Insider Trading Policy is reasonably designed to promote compliance with the insider trading laws, rules and regulations and the applicable listing requirements of the NYSE. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
Anti-Hedging Policy
Our Insider Trading Policy makes clear that no employee or director may engage in hedging transactions or any other forms of monetization transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities granted as compensation, or held directly or indirectly by the employee or director.
Board Role in Risk Management
The Board is actively involved in the oversight and management of risks that could affect the Company. This oversight and management is conducted primarily through Committees of the Board, as disclosed in the descriptions of each of the Committees above and in the charters of each of the Committees, but the full Board has retained responsibility for general oversight of risks. The Audit Committee is primarily responsible for overseeing our policies and procedures with respect to risk assessment and risk management. The other Committees of the Board consider the risks within their areas of responsibility. The Board satisfies their oversight responsibility through full reports by each Committee chair regarding the Committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company.

Executive Officers
Set forth below is certain information relating to our executive officers as of the date hereof. Biographical information with respect to Mr. Pizzey is set forth above under “Directors”.

Name	Age	Title
Talman B. Pizzey	60	President and Chief Executive Officer
Kristin B. Schultes	45	Chief Financial Officer
Lourinda St. John	54	Chief Human Resources Officer
Fiona E. Sutherland	46	General Counsel

Kristin B. Schultes has served as our Chief Financial Officer since December 2024. Prior to joining Acuren, Ms. Schultes served as the Vice President of Corporate Development at APi Group Corporation, a business services provider of safety and specialty services since January 2021. Prior to that, Ms. Schultes held several key financial and operational leadership positions at Gardner Builders as well as Metropolitan Mechanical Contractors, Inc., a portfolio company of APi Group, including as President and Chief Financial Officer. Ms. Schultes began her career in public accounting working with Deloitte and Grant Thornton, where she focused on attestation, M&A and Sarbanes-Oxley compliance. Ms. Schultes holds a bachelor’s degree in accounting from the University of Northern Iowa and is a certified public accountant.
Lourinda St. John has served as ASP Acuren’s Chief Human Resources Officer since February 2023 and as our Chief Human Resources Officer since the closing of the Acuren Acquisition. Prior to her tenure at ASP Acuren, from January 2015 to February 2023, Mrs. St. John served as the Senior Director of Human Resources at Verso Corporation (now Billerud), a manufacturer of pulp, paper and wood products. Mrs. St. John earned her master’s degree from Villanova University and received her B.A. in business from Baylor University.
Fiona E. Sutherland has served as ASP Acuren’s General Counsel since August 2019 and as our General Counsel since the closing of the Acuren Acquisition. Ms. Sutherland earned her B.Comm and LL.B (JD) both from the University of Alberta with Distinction. Prior to joining Acuren, Ms. Sutherland was employed at Enbridge Inc. where she held various positions including Sr. Manager SCM Sustainability, Sr. Manager SCM Major Projects and Corporate Counsel. Ms. Sutherland started her legal career at Miller Thomson LLP as a litigator and prior to becoming a lawyer she worked at Imperial Oil Ltd. (ExxonMobil) in Supply Chain.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers, and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2024, our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities were not required to file Section 16(a) filings.
Item 11. Executive Compensation.
Executive Compensation
Introduction
As an “emerging growth company,” we are permitted to and rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have not included a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the Summary Compensation Table and the Outstanding Equity Awards table. For the fiscal year ended December 31, 2024, our named executive officers (each a “NEO” and collectively, the “NEOs”) and their positions were as follows:

• Talman Pizzey, President and Chief Executive Officer
• Michael Grigsby, Former Chief Financial Officer
• Lourinda St. John, Chief Human Resources Officer
• Fiona Sutherland, General Counsel
Effective December 3, 2024, we appointed Ms. Kristin Schultes as our Chief Financial Officer. Mr. Grigsby remained with the Company until December 31, 2024 to assist with transition matters.
We did not have any executive officers prior to the completion of the Acuren Acquisition.
Summary Compensation Table for Fiscal 2024
The following table summarizes the compensation to our NEOs for the fiscal year ended December 31, 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Talman Pizzey(4)	2024	$599,100	$—	$2,200,000	$369,734	$10,435	$3,179,269
President and Chief Executive Officer	2023	533,611	—	—	647,499	8,890	1,190,000
Lourinda St. John	2024	274,038	—	600,000	72,246	7,352	953,636
Chief Human Resources Officer	2023	211,538	—	937,464	105,821	9,621	1,264,444
Fiona Sutherland(4)	2024	243,188	—	600,000	58,896	1,132	903,216
General Counsel
Michael Grigsby(5)	2024	430,191	—	1,700,000	—	9,063	2,139,254
Former Chief Financial Officer	2023	382,212	—	—	343,300	8,669	734,181
____________
(1) The amount reported represents the aggregate grant date fair value of the restricted stock units granted to our NEOs calculated in accordance with Topic 718, Share-based Compensation, as discussed in “Note 17 — Share-Based Compensation” of the Notes to our Consolidated Financial Statements. This amount does not reflect the actual value that will be recognized by the recipient upon the vesting of the restricted stock units or the sale of the underlying shares.
(2) Amounts reported in this column represent amounts paid under the short- term incentive plan as described in the “Narrative Disclosure to Summary Compensation Table” section below.
(3) Amounts reported in this column represent, in each case, the following payments to, or on behalf of, the NEOs: health expenses and, in the case of Mr. Pizzey, a car allowance. None of the items reported in this column individually exceeded $10,000.
(4) Mr. Pizzey and Ms. Sutherland are paid in CAD. The table has been converted to USD at a 0.69 rate as of December 31, 2024.
(5) Mr. Grigsby forfeited 170,000 restricted stock units upon the termination of his employment.
Narrative Disclosure to Summary Compensation Table
In 2024, the NEOs’ executive compensation program was comprised of (1) base salary, (2) an annual short term incentive award and (3) other compensation, each as more fully discussed in the Summary Compensation Table and below. Under the short-term incentive program, the NEOs were entitled to receive a cash incentive ranging from 40 to 130% of their base salary, based on EBITDA growth in 2024. Amounts earned by the NEOs under the 2024 short-term incentive program are set forth above in the “Non-Equity Incentive Plan Compensation” column in the “Summary Compensation Table for Fiscal 2024”.
On July 30, 2024, in connection with the Acuren Acquisition, Mr. Pizzey was granted (i) 110,000 restricted stock units which vest in equal installments on the first through third anniversaries of the grant date and (ii) 110,000 performance based restricted stock units. The performance based restricted stock units vest, subject to the volume weighted average price ("VWAP") of our common stock reaching a specified price over a ten (10) consecutive trading day period at any time during the period commencing on the date on which the common stock is listed on the New York Stock Exchange and ending on July 30, 2029 (the "VWAP Achievement Period"), on the later of (x) July 30, 2025 and the calendar day following the last day of the VWAP Achievement Period.
On July 30, 2024, in connection with the Acuren Acquisition, Ms. St. John was granted (i) 30,000 restricted stock units which vest in equal installments on the first through third anniversaries of the grant date and (ii) 30,000 performance based restricted stock units. The performance based restricted stock units vest, subject to the VWAP of our common stock reaching a specified price over a ten (10) consecutive trading day period at any time during the VWAP Achievement Period, on the later of (x) July 30, 2025 and the calendar day following the last day of the VWAP Achievement Period.
On July 30, 2024, in connection with the Acuren Acquisition, Ms. Sutherland was granted (i) 30,000 restricted stock units which vest in equal installments on the first through third anniversaries of the grant date and (ii) 30,000 performance based restricted stock units. The performance based restricted stock units vest, subject to the VWAP of our common stock reaching a specified price over a ten (10) consecutive trading day period at any time during the VWAP Achievement Period, on the later of (x) July 30, 2025 and the calendar day following the last day of the VWAP Achievement Period.
On July 30, 2024, in connection with the Acuren Acquisition, Mr. Grigsby was granted (i) 85,000 restricted stock units which vest in equal installments on the first through third anniversaries of the grant date and (ii) 85,000 performance based restricted stock units. The foregoing restricted stock units were forfeited upon Mr. Grigsby’s termination of employment in December 2024.
2024 Employment Arrangements
Mr. Pizzey
In connection with the Acuren Acquisition, we entered into an Employment Agreement with Mr. Pizzey, dated September 19, 2024 (the “Pizzey Employment Agreement”), pursuant to which he will be entitled to (i) an annual base salary of CAD $947,810, (ii) an annual cash incentive with a target opportunity equal to 100% of his annual base salary, (iii) an annual long-term equity incentive award having a grant date value of not less than $2.2 million and (iv) participate in our employee benefits plans.
In addition, if we terminate Mr. Pizzey’s employment without cause or if Mr. Pizzey terminates his employment for good reason, Mr. Pizzey would be entitled to receive (i) his base salary for two years from the date of termination, (ii) an amount equal to two times his target annual bonus, payable in equal installments over a 12-month period, (iii) his pro-rata annual bonus for the year in which the termination occurs, (iv) any earned and accrued but unpaid base salary up to the date of termination, (v) any unpaid annual bonus with respect to any completed fiscal year, (vi) accrued but unused PTO, (vii) his vested employee benefits and (viii) continued COBRA benefits for 24 months following the date of termination. Mr. Pizzey would not be entitled to any unearned salary, bonus or other benefits if we were to terminate his employment for cause or if Mr. Pizzey were to terminate his employment voluntarily without good reason. Mr. Pizzey also agreed to non-competition, confidentiality and non-solicitation covenants.
Ms. Schultes
On November 20, 2024, we entered into an Employment Agreement with Kristin Schultes to serve as Chief Financial Officer (the “Schultes Employment Agreement”), pursuant to which she will be entitled to (i) an annual base salary of $450,000, (ii) an annual cash incentive opportunity equal to 100% of her annual base salary, (iii) an annual long-term equity incentive award having a grant date value of not less than $900,000 and (iv) participate in our employee benefits plans. In addition, subject to her continued employment through the payment date, Ms. Schultes is entitled to (i) a relocation allowance equal to $275,000 which is payable in a lump sum, less applicable taxes, on or around January 2, 2025 and (ii) reimbursements or coverage of reasonable temporary housing and air travel expenses through August 1, 2025.
In addition, if we terminate Ms. Schultes’ employment without cause or if Ms. Schultes terminates her employment for good reason, Ms. Schultes would be entitled to receive (i) her base salary for one year from the date of termination, (ii) an amount equal to one times her target annual bonus, payable in equal installments over a 12-month period, (iii) her pro-rata annual bonus for the year in which the termination occurs, (iv) any earned and accrued but unpaid base salary up to the date of termination, (v) any unpaid annual bonus with respect to any completed fiscal year, (vi) accrued but unused PTO, (vii) her vested employee benefits and (viii) continued COBRA benefits for 12 months following the date of termination. Ms. Schultes would not be entitled to any unearned salary, bonus or other benefits if we were to terminate her employment for cause or if Ms. Schultes were to terminate her employment voluntarily without good reason. Ms. Schultes also agreed to non-competition, confidentiality and non-solicitation covenants.
Ms. St. John
We do not have an employment agreement with Ms. St. John, however, pursuant to the terms of her offer letter dated February 10, 2023, Ms. St. John is entitled to (i) an annual base salary of $275,000 (which was increased for 2024 based on an annual performance review), (ii) an annual cash incentive with a target opportunity equal to 40% of her annual base salary and (iii) participate in our employee benefits plans.
Ms. Sutherland
We do not have an employment agreement with Ms. Sutherland, however, pursuant to the terms of her offer letter, Ms. Sutherland is entitled to (i) an annual base salary of US $235,466 (which was increased for 2024 based on an annual performance review), (ii) an annual cash incentive with a target opportunity equal to 40% of her annual base salary and (iii) participate in our employee benefits plans.
Mr. Grigsby Separation Agreement
On November 18, 2024, we entered into a General Release of Claims and Separation Agreement with Mr. Michael Grigsby (the “Grigsby Separation Agreement”). Pursuant to the Grigsby Separation Agreement, if Mr. Grigsby faithfully carries out his duties as CFO through December 31, 2024 (or such earlier date if requested by us in our discretion), including aiding in an orderly transition of his duties to Ms. Schultes, and timely executes and does not revoke a supplemental release, he will be entitled to (i) $450,000, payable in a lump sum no later than January 31, 2025 and (ii) $20,000 to offset Mr. Grigsby’s COBRA premiums, payable within fourteen (14) days of Mr. Grigsby’s execution of the supplemental release. In exchange for the consideration provided by the Grigsby Separation Agreement, Mr. Grigsby agreed to non-competition, confidentiality and non-solicitation covenants for a period of twelve (12) months following the separation date.

Outstanding Equity Awards at Fiscal 2024 Year End
The following table provides information concerning unvested restricted stock units and performance stock units held by each of our named executive officers as of December 31, 2024.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: # of Unearned Shares Not Vested(#)(3)	Equity Incentive Plan Awards: Value Unearned Shares Not Vested($)(2)
Talman Pizzey	07/30/2024	110,000	1,402,500
	07/30/2024			110,000	1,402,500
Lourinda St. John	07/30/2024	30,000	382,500
	07/30/2024			30,000	382,500
Fiona Sutherland	07/30/2024	30,000	382,500
	07/30/2024			30,000	382,500
Michael Grigsby	07/30/2024	—	—
	07/30/2024			—	—
____________
(1) The restricted stock units vest in equal installments on the first, second and third anniversaries of the grant date.
(2) These amounts are calculated by multiplying the closing price of the underlying shares of common stock on December 31, 2024, or $12.75 per share, by the number of units. The actual value realized could be different based upon the stock price at the time of settlement.
(3) Subject to the volume weighted average price (“VWAP”) of our common stock reaching a specified price over a ten (10) consecutive trading day period at any time during the period commencing on the date on which the common stock is listed on the New York Stock Exchange and ending on July 30, 2029 (the “VWAP Achievement Period”), these performance based restricted stock units shall vest on the later of (x) July 30, 2025 and the calendar day following the last day of the VWAP Achievement Period.
Compensation Committee Interlocks and Insider Participation
None of our current committee members is or has been an officer or employee of Acuren. During 2024, none of our executive officers served as a director of another entity, one of whose executive officers served on the Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity, whose executive officers served as a member of our Board.
Director Compensation
2024 Compensation
From January 2024 until July 2024, we paid our non-founder directors an annual fee of $75,000 and our then-chairman, Rory Cullinan, an annual fee of $100,000.
In July 2024, we adopted the following non-employee director compensation policy:
• Annual Retainer. Each non-employee director is entitled to an annual cash fee of $50,000. Our lead independent director is entitled to an additional $20,000 annual cash fee.
•Committee Fees. Members of any of our Committees are entitled to an additional annual cash fee of $2,500. Each of the chairs of our Committees is entitled to an additional $7,500 annual cash fee.
•Annual Equity Award. Each non-employee director will be granted annually a number of restricted stock units equal to $100,000 at the date of issue. The restricted stock units will vest and settle into shares of common stock on the one-year anniversary of the date of grant.

Non-employee directors with more than one year of service are expected to directly own at least 1,000 shares of our Common Stock. In addition, all of our directors are entitled to be reimbursed by the Company for reasonable expenses incurred by them in the course of their directors’ duties relating to the Company.
Messrs. Cullinan, Hochfelder, and Lillie and Ms. Bush and Ms. Hepding were paid compensation for their respective services on our Board of Directors. Sir Martin and Mr. Franklin did not receive any additional compensation for services as a director. In addition, Mr. Pizzey, who serves as our Chief Executive Officer, is not entitled to receive any additional compensation for his services as a director. Mr. Pizzey served on the board of directors of ASP Acuren but did not receive compensation for his service as a director.
2024 Director Compensation Table
The table below sets forth the non-employee director compensation for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)(4)	Total ($)
Sir Martin E. Franklin(1)	—	—	—
Robert A.E. Franklin(1)	—	—	—
Antoinette C. Bush(5)	24,219	100,000	124,219
Rory Cullinan(6)	32,643	100,000	132,643
Elizabeth Meloy Hepding(7)	23,166	100,000	123,166
Peter A. Hochfelder(8)	25,272	100,000	125,272
James E. Lillie(9)	25,272	100,000	125,272
____________

(1) Sir Martin and Mr. Franklin did not receive a fee in connection with their service as non-executive directors.
(2) For Messrs. Hochfelder and Lillie and Mses. Bush and Hepding amounts reflect a prorated annual retainer for services as a non-executive director from July 30, 2024, the date of the consummation of the Acuren Acquisition, through December 31, 2024.
(3) Represents the aggregate grant date fair values of restricted stock units granted during 2024, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in calculating the amounts in 2024, see “Note 17. Share-Based Compensation” of the Notes to our Consolidated Financial Statements.
(4) The following table sets forth the aggregate number of restricted stock units outstanding, as of December 31, 2024, for each of our independent directors.

Name	Restricted Stock Units
Antoinette C. Bush	10,000
Rory Cullinan	10,000
Elizabeth Meloy Hepding	10,000
Peter A. Hochfelder	10,000
James E. Lillie	10,000
(5) Includes prorated additional cash fee for service as a member of the Compensation Committee and the Nominating and Corporate Governance Committee.
(6) Includes prorated additional cash fee for service as chair of the Audit Committee.
(7) Includes prorated additional cash fee for service as a member of the Audit Committee and the Nominating and Corporate Governance Committee.
(8) Includes prorated additional cash fee for service as chair of the Compensation Committee and as a member of the Audit Committee.
(9) Includes prorated additional cash fee for service as chair of the Nominating and Corporate Governance Committee and as a member of the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP
The following table sets forth certain information regarding (1) all stockholders known by us to be the beneficial owners of more than 5% of our issued and outstanding common stock and (2) each director, each NEO and all directors and executive officers as a group, together with the approximate percentages of issued and outstanding common stock owned by each of them. Percentages are calculated based upon shares issued and outstanding plus shares which the holder has the right to acquire under share options, warrants or Series A Preferred Stock exercisable for or convertible into common stock within 60 days. Unless otherwise indicated, amounts are as of March 21, 2025 and each of the stockholders has sole voting and investment power with respect to the common stock beneficially owned, subject to community property laws where applicable. As of March 21, 2025, we had 121,476,215 shares of common stock and 1,000,000 Series A Preferred Stock issued and outstanding.
Unless otherwise indicated, the address of each person named in the table below is c/o Acuren Corporation., 14434 Medical Complex Drive, Suite 100, Tomball, TX 77377.

	Ordinary shares beneficially owned
	Number		%
Beneficial Owner
More than 5% Stockholders:
Mariposa Acquisition IX, LLC(1)	19,877,500	(2)	16.4%
Entities managed by Viking Global Investors LP	34,360,000	(3)(4)	28.3%
P3-EQ, LLC	15,000,000	(5)	12.3%
Entities managed by Permian Investment Partners LP	8,012,000	(6)	6.6%
Gates Capital Management, L.P.	6,118,050	(7)	5.0%
Named Executive Officers and Directors:
Sir Martin E. Franklin	19,877,500	(2)	16.4%
Robert A.E. Franklin	—	(8)	—
Rory Cullinan	62,500	(9)	*
Peter A. Hochfelder	—		—
Toni Bush	—		—
Elizabeth Meloy Hepding	—		—
James E. Lillie	—	(10)	—
Talman Pizzey	400,000		*
Kristin Schultes	—		—
Lourinda St. John	—		—
Fiona Sutherland	—		—
All executive officers and directors as a group (11 persons)	20,340,000	(11)	16.7%
___________
* Represents beneficial ownership of less than one percent (1%) of our outstanding common stock.
(1) The address for Mariposa Acquisition IX, LLC is c/o Mariposa Capital LLC, 500 South Pointe Drive, Suite 240, Miami Beach, FL 33139. Sir Martin is the manager of Mariposa Acquisition IX, LLC.
(2) This amount consists of (i) 18,877,500 shares of common stock and (ii) 1,000,000 shares of common stock issuable upon conversion of Series A Preferred Stock, which are convertible at any time at the option of the holder into common stock on a one-for-one basis. The Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of holders of common stock, voting together as a single class. The reported securities are held by Mariposa Acquisition IX, LLC. Sir Martin is the managing member of Mariposa Acquisition IX, LLC and as such controls 100% of the voting and dispositive power of such entity.
(3) Based on a Form 3 filed by Viking Global Investors LP on February 14, 2025. This amount consists of (i) 11,338,800 shares of common stock held directly by Viking Global Opportunities Drawdown (Aggregator) LP (“VGODA”), which has the authority to dispose of and vote such shares, which power may be exercised by its general partner, Viking Global Opportunities Drawdown Portfolio GP LLC (“VGODP GP”), and by Viking Global Investors LP (“VGI”) which provides managerial services to VGODA, and (ii) 23,021,200 shares of common stock held directly by Viking Global Opportunities Illiquid Investments Sub-Master LP (“VGOP”), which has the authority to dispose of and vote such shares, which power may be exercised by its general partner, Viking Global Opportunities Portfolio GP LLC (“VGOP GP”), and VGI, which provides managerial services to VGOP. O. Andreas Halvorsen, David C. Ott and Rose Shabet, as Executive Committee members of (i) Viking Global Partners LLC (the general partner of VGI) and (ii) Viking Global Opportunities Parent GP LLC, the sole member of (a) Viking Global Opportunities Drawdown GP LLC (which is the sole member of VGODP GP) and (b) Viking Global Opportunities GP LLC (which is the sole member of VGOP GP), have shared authority to direct the voting and disposition of investments beneficially owned by VGI, VGODP GP and VGOP GP. The mailing address for each of the above entities is c/o Viking Global Investors LP, 600 Washington Boulevard, 11th floor, Stamford, CT 06901.
(4) Each of VGODA and VGOP holds a limited liability company interest in Mariposa Acquisition IX, LLC and, as a result, collectively may be deemed to have a pecuniary interest in approximately 1,490,813 shares of common stock (including approximately 75,000 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Mariposa Acquisition IX, LLC).
(5) Based on a Form 3 filed by P3-EQ, LLC on February 14, 2025. Progeny 3, Inc. is the managing member of P3-EQ, LLC and has voting control over all 15,000,000 shares of common stock. Jon Hemingway is the sole shareholder of Progeny 3, Inc. and may be deemed to have beneficial ownership of the common stock held by P3-EQ, LLC. The mailing address for P3-EQ, LLC is c/o Progeny 3, Inc. 5209 Lake Washington Blvd NE, Suite 200, Kirkland, Washington 98033.
(6) Based on information known by us at the time of the filing of this Annual Report on Form 10-K. This amount consists of (i) 3,470,000 shares of common stock held directly by Permian Nautilus Master Fund LP and (ii) 4,542,000 shares of common stock held directly by Permian Master Fund LP. Permian Nautilus Master Fund LP and Permian Master Fund LP are managed directly or indirectly by Permian Investment Partners LP. The mailing address for each of the above entities is c/o Permian Investment Partners LP, 3401 Armstrong Avenue, Dallas, Texas 75205.
(7) Based on a schedule 13G filed by Gates Capital Management, L.P. on February 14, 2025. This amount consists of (i) 3,470,000 shares of common stock held directly by Permian Nautilus Master Fund LP and (ii) 4,542,000 shares of common stock held directly by Permian Master Fund LP. Permian Nautilus Master Fund LP and Permian Master Fund LP are managed directly or indirectly by Permian Investment Partners LP. The mailing address for each of the above entities is c/o Permian Investment Partners LP, 3401 Armstrong Avenue, Dallas, Texas 75205.
(8) RAEF Family Trust, of which Mr. Franklin is the trustee and a beneficiary, holds a limited liability company interest in Mariposa Acquisition IX, LLC and, as a result, may be deemed to have a pecuniary interest in approximately 997,150 shares of common stock and approximately 185,000 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Mariposa Acquisition IX, LLC.
(9) This amount consists of (i) 12,500 shares of common stock held directly by Mr. Cullinan and (ii) 50,000 shares of common stock underlying options to purchase shares of common stock, pursuant to an Option Deed, which are exercisable at any time until July 31, 2029.
(10) Mr. Lillie holds a limited liability company interest in Mariposa Acquisition IX, LLC and, as a result, may be deemed to have a pecuniary interest in approximately 1,746,169 shares of common stock and approximately 92,500 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Mariposa Acquisition IX, LLC.
(11) This amount includes an aggregate of 1,000,000 shares of Common Stock issuable upon conversion of the Series A Preferred Stock and 50,000 shares of common stock issuable upon exercise of options to purchase shares of Series A Preferred Stock that are convertible or exercisable within 60 days after March 21, 2025.

Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2024.

	As of December 31, 2024
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders
2024 Plan	1,605,000	—		16,895,000
Equity Compensation Plans Not Approved by Security Holders
Director Stock Options(1)	125,000	$11.50		—
Total	1,730,000	$11.50	(2)	16,895,000

___________
(1) Represents stock options previously issued in connection with its initial public offering to the Company’s then non-founder directors.
(2) Included in the total number of securities in column (a) is restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights (excluding restricted stock units) is $11.50.
Descriptions of our equity compensation plans can be found in “Note 17. Share-Based Compensation” of the Notes to our Consolidated Financial Statements. See the sections titled “Executive Compensation—Outstanding Equity Awards at 2024 Year End” and “Corporate Governance – Director Compensation” for a description of the terms of the equity awards. See the section titled “Security Ownership” for information regarding the number of equity awards held by our directors and executive officers.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
Placing Agreement
On May 17, 2023, we entered into a Placing Agreement (the “Placing Agreement”) with the Founders and the Founder Entity, Jefferies International Limited, Jefferies GmbH and UBS AG London Branch (together, the “Placing Agents”), in connection with our May 2023 initial public offering, pursuant to which the Placing Agents procured subscribers for ordinary shares (with matching Warrants), other than ordinary shares that were subscribed for by the Founder Entity. Under the Placing Agreement, each of our then directors and the Founder Entity agreed that they would not, without the prior written consent of the Placing Agents, offer, sell, contract to sell, pledge or otherwise dispose of any ordinary or warrants (or any preferred shares in the case of Founder Entity) which they held directly or indirectly in Admiral, for a period commencing on the date of the Placing Agreement and ending one year after the closing of the Acuren Acquisition (subject to certain customary exceptions).

Insider Letter Agreement
In connection with our initial public offering, we entered into a letter agreement (the “Insider Letter”) with our Founders and the Founder Entity who hold the Founder Preferred Shares, pursuant to which they agreed, among other things that they would not, without our prior written consent, offer, sell, contract to sell, pledge or otherwise dispose of any Founder Preferred Shares (excluding any ordinary shares received in respect of their Annual Dividend Amount received thereon from time to time), for a period of five years commencing on the date of the Placing Agreement and ending five years after the closing of the Acuren Acquisition (subject to certain customary exceptions).
Registration Rights
Pursuant to the Insider Letter, we have also agreed to provide the Founders and Founder Entity with certain registration rights that require us to provide them with such information and assistance following the Acuren Acquisition, subject to the restrictions described in the paragraph above and customary exceptions, as they may reasonably request to enable it to effect a disposition of all or part of their ordinary shares or Warrants, including, without limitation, the preparation, qualification and approval of a prospectus in respect of such Ordinary Shares or Warrants.
In connection with the Acuren Acquisition, certain entities managed by Viking Global Investors LP (“Viking”), certain entities affiliated with Permian Investment Partners LP (“Permian”) and an entity managed by Progeny 3, Inc. (“Progeny”), each of which beneficially own more than 5% of the Company’s issued and outstanding shares, irrevocably committed to purchase Ordinary Shares in the PIPE Financing. In addition, in connection with the Warrant Financing, each of the Founder Entity, Viking, Permian and Progeny irrevocably committed to exercise their respective Warrants.
In exchange for such commitments, we agreed, among other things, that when requested by written notice (delivered not earlier than three months following the Acuren Acquisition), we would use commercially reasonable efforts to promptly enter into a customary registration rights agreement with such entity, which agreement would provide for customary registration rights (subject to customary exceptions) with respect to the ordinary shares, or any other equity interests later acquired by such entity in exchange for the ordinary shares in connection with a recapitalization, redomiciliation or similar transaction.
Additional Stock Issuances to Our Founder Entity, Certain 5% Holders, Certain Directors and Executive Officers
On July 30, 2024, in connection with the closing of the Warrant Financing we issued and sold at $10.00 per share (1) 2,487,500 Ordinary Shares to the Founder Entity, (2) 2,500,000 ordinary shares to Viking, (3) 2,500,000 Ordinary Shares to Progeny, (4) 250,000 Ordinary Shares to Permian and (5) 2,500 Ordinary Shares to Mr. Cullinan, one of our directors.
On July 30, 2024, in connection with the closing of the PIPE Financing, we issued and sold at $10.00 per share (1) 21,860,000 Ordinary Shares to Viking, (2) 2,500,000 Ordinary Shares to Progeny, (3) 7,440,000 Ordinary Shares to the Founder Entity, (4) 6,700,000 Ordinary Shares to Permian and (5) 400,000 Ordinary Shares to Mr. Pizzey, a director and our Chief Executive Officer.
Consulting Services Agreement
On July 30, 2024, the Company entered into a Consulting Services Agreement with Mariposa Capital, LLC, an affiliate of Sir Martin. Under this agreement, Mariposa Capital, LLC agreed to provide certain services, including corporate development and consulting services, consulting services with respect to mergers and acquisitions, investor relations services, strategic planning consulting services, capital expenditure allocation consulting services, strategic treasury consulting services and such other services relating to the Company as may from time to time be mutually agreed. In connection with these services, Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. The initial term of this agreement will terminate on July 30, 2025 and will be automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. This agreement may only be terminated by the Company upon a vote of a majority of our directors. In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the initial term or a renewal term, as the case may be.

Policy Concerning Related Party Transactions
The Board of Directors has determined that the Audit Committee is best suited to review and approve or ratify transactions with related persons, in accordance with the policy set forth in the Audit Committee Charter. Such review will apply to any transaction or series of related transactions or any material amendment to any such transaction involving a related person and the Company or any subsidiary of the Company. For purposes of the policy, “related persons” will consist of executive officers, directors, director nominees, any stockholder beneficially owning more than 5% of the issued and outstanding common stock, and immediate family members of any such persons. In reviewing related person transactions, the Audit Committee will take into account all factors that it deems appropriate, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. No member of the Audit Committee will be permitted to participate in any review, consideration or approval of any related person transaction in which the director or any of his immediate family member is the related person.
Director Independence
Our Board of Directors reviews the independence of the current and potential members of the Board of Directors in accordance with independence requirements set forth in the NYSE rules and applicable provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During its review, the Board of Directors considers transactions and relationships between each director and potential directors, as well as any member of his or her immediate family, and the Company and its affiliates, including those related-party transactions contemplated by Item 404(a) of Regulation S-K under the Exchange Act. The Board of Directors must affirmatively determine that the director has no material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, that, in the opinion of the Board of Directors, would interfere with the exercise of the director’s independent judgment in carrying out the responsibilities of a director. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. Our Board of Directors has determined that all directors except Sir Martin, Mr. Franklin and Mr. Pizzey are “independent” as such term is defined by NYSE rules, our corporate governance guidelines and the federal securities laws.
Item 14. Principal Accounting Fees and Services.
Fees Billed to the Company by its Independent Registered Public Accounting Firms
The following table presents fees billed for audit and other services rendered by Grant Thornton UK LLP in 2023 and 2024 and PWC in 2024:

Services Provided	2024 (PWC) ($)	2024 (Grant Thornton) ($)	2023 (Grant Thornton) ($)
Audit Fees(1)	$7,505,000	$—	$87,000
Audit-Related Fees(2)	—	282,000	—
Tax Fees(3)	776,750	—	—
All Other Fees	—	—	148,000
Total	$8,281,750	$282,000	$235,000

_________
(1) Audit fees were for professional services associated with the filing of our Registration Statement on Form S-4 in connection with our domestication and registration in the U.S., including the audit of the financial statements included in our Registration Statement on Form S-4 and the audit of the 2024 financial statements. With respect to Grant Thornton, the audit fees were paid for by us prior to the Acuren Acquisition in connection with the audit of our financial statements.
(2) With respect to Grant Thornton, audit-related fees were for professional services provided in connection with acquisition related activities and the transition to PWC as our independent registered public accounting firm.
(3) Tax fees were for professional services rendered for tax compliance.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services
The Audit Committee requires that it preapprove all auditing services and permitted non-audit services to be performed by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. Either the Chair of the Audit Committee acting alone or the other two members acting jointly may grant preapprovals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant preapprovals will be presented to the full Audit Committee or the Board at its next scheduled meeting.
Consistent with these policies and procedures, the Audit Committee has approved all of the services rendered by each of PWC and Grant Thornton during fiscal year 2024, as described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this 2024 Annual Report on Form 10-K:
1)Financial Statements
a.See index to Financial Statements and Supplementary Data on page F-1
2)Financial Statement Schedules
a.All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
3)Exhibits

Exhibit Number	Description
2.1#
Agreement and Plan of Merger, dated as of May 21, 2024, by and among Admiral Acquisition Limited, AAL Merger Sub, Inc., ASP Acuren Holdings, Inc. and ASP Acuren Holdings Inc., as the stockholders’ representative (incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

3.1	Certificate of Incorporation of Acuren Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).
3.2	Bylaws of Acuren Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).
4.1*	Description of Capital Stock
4.3
Amended and Restated Warrant Instrument, dated as of September 23, 2024, executed by Acuren Corporation (form of Warrant contained in Schedule I thereto) (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.1†	Acuren Corporation 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).
10.2†
Form of Restricted Stock Unit Agreement (Non-Employee Directors) — Acuren Corporation 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.3†
Form of Restricted Stock Unit Agreement — Acuren Corporation 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.4
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.5#
Credit Agreement, dated as of July 30, 2024, by and among Acuren Holdings, Inc. (f/k/a ASP Acuren Holdings, Inc.), as initial borrower, Acuren Corporation (f/k/a Admiral Acquisition Limited), as holdings, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.6
Pledge and Security Agreement, dated as of July 30, 2024, made by Acuren Delaware HoldCo, Inc. (f/k/a AAL Delaware HoldCo, Inc.), Acuren Holdings, Inc. (f/k/a ASP Acuren Holdings, Inc.), Acuren Corporation, and the grantors from time to time party thereto in favor of Jefferies Finance LLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.7
Consulting Services Agreement, dated as of July 30, 2024, by and between Acuren Corporation and Mariposa Capital, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.8#
Placing Agreement, dated May 17, 2023, by and between Acuren Acquisition Limited, certain of its directors and founders, Mariposa Acquisition IX, LLC, Jefferies International Limited, Jefferies GmbH and UBS AG London Branch (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.9†	Form of Option Deeds (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).
10.10	Founder Insider Letter, dated May 17, 2023 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).
10.11†
Employment Agreement, dated September 19, 2024, by and between Acuren Corporation and Talman B. Pizzey (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.12†
Michael Grigsby Separation Agreement dated November 18, 2024 (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.13†
Lourinda St. John Offer Letter dated February 10, 2023 (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.14
Employment Agreement, dated November 20, 2024, by and between Acuren Corporation and Kristin Schultes (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.15
First Amendment to Credit Agreement, dated January 31, 2025, by and among Acuren Delaware Holdco, Inc., as the initial borrower, Acuren Holdings, Inc., as a borrower, Acuren Corporation, as holdings, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 31, 2025).

19.1*	Insider Trading Policy.
21.1*	List of subsidiaries of the registrant.
31.1*	Certification by Talman Pizzey, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Kristin Schultes, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Talman Pizzey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Kristin Schultes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Acuren Corporation Executive Officer Clawback Policy.
*Filed herewith.
**Furnished herewith.
†Management contract or compensatory plan or arrangement.
#Certain schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule omitted from the agreements to the SEC upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUREN CORPORATION

Date: March 27, 2025	By:	/s/ Talman Pizzey
Talman Pizzey
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Talman Pizzey	Chief Executive Officer and Director	March 27, 2025
Talman Pizzey	(Principal Executive Officer)

/s/ Kristin Schultes	Chief Financial Officer	March 27, 2025
Kristin Schultes	(Principal Financial Officer)

/s/ Gregory F. Conaway	Chief Accounting Officer	March 27, 2025
Gregory F. Conaway	(Principal Accounting Officer)

/s/ Sir Martin E. Franklin	Co-Chairman of the Board	March 27, 2025
Sir Martin E. Franklin

/s/ Robert A. E. Franklin	Co-Chairman of the Board	March 27, 2025
Robert A. E. Franklin

/s/ Antoinette C. Bush	Director	March 27, 2025
Antoinette C. Bush

/s/ Rory Cullinan	Director	March 27, 2025
Rory Cullinan

/s/ Elizabeth Meloy Hepding	Director	March 27, 2025
Elizabeth Meloy Hepding

/s/ Peter Hochfelder	Director	March 27, 2025
Peter Hochfelder

/s/ James E. Lillie	Director	March 27, 2025
James E. Lillie

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2024 (Successor) and 2023 (Predecessor)	F-4
Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the periods from July 30, 2024 through December 31, 2024 (Successor), January 1, 2024 through July 29, 2024 (Predecessor) (as restated), and the years ended December 31, 2023 and 2022 (Predecessor)
F-5
Consolidated Statements of Stockholders’ Equity for the periods from July 30, 2024 through December 31, 2024 (Successor), January 1, 2024 through July 29, 2024 (Predecessor) (as restated), and the years ended December 31, 2023 and 2022 (Predecessor)
F-6
Consolidated Statements of Cash Flows for the periods from July 30, 2024 through
December 31, 2024 (Successor), January 1, 2024 through July 29, 2024 (Predecessor) (as restated), and the years ended December 31, 2023 and 2022 (Predecessor)
F-8
Notes to the Consolidated Financial Statements for the periods from July 30, 2024 through December 31, 2024 (Successor), January 1, 2024 through July 29, 2024 (Predecessor) (as restated), and the years ended December 31, 2023 and 2022 (Predecessor)
F-9

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Acuren Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Acuren Corporation and its subsidiaries (Successor) (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and other comprehensive income (loss), of stockholders’ equity and of cash flows for the period from July 30, 2024 to December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the period from July 30, 2024 to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2025
We have served as the Company's or its predecessor’s auditor since 2006.

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Acuren Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ASP Acuren Holdings, Inc. and its subsidiaries (Predecessor) (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and other comprehensive income (loss), of stockholders’ equity and of cash flows for the period from January 1, 2024 to July 29, 2024, and for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period from January 1, 2024 to July 29, 2024, and for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the consolidated financial statements, the Company has restated its Predecessor period January 1, 2024 to July 29, 2024 financial statements to correct an error.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain costs in 2024.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2025
We have served as the Company's auditor since 2006.

Acuren Corporation
Consolidated Balance Sheets
(amounts in thousands, except par and share data)

	Successor December 31, 2024	Predecessor December 31, 2023
Assets
Current assets
Cash and cash equivalents	$139,134	$87,061
Accounts receivable, net	236,520	233,244
Prepaid expenses and other current assets	18,582	13,608
Total current assets	394,236	333,913
Property, plant and equipment, net	189,233	112,264
Operating lease right-of-use assets, net	30,001	22,441
Goodwill	845,939	511,501
Intangible assets, net	740,657	264,335
Deferred income tax asset	765	2,368
Other assets	6,908	15,793
Total assets	$2,207,739	$1,262,615
Liabilities and Equity
Current liabilities
Accounts payable	$13,877	$23,206
Accrued expenses and other current liabilities	67,676	65,775
Current portion of debt	7,750	7,280
Current portion of lease obligations	17,028	16,623
Total current liabilities	106,331	112,884
Debt, net of current portion	747,048	668,031
Non-current lease obligations	40,753	38,061
Deferred income tax liability	150,672	35,294
Other liabilities	11,763	26,346
Total liabilities	1,056,567	880,616
Commitments and contingencies (Note 18)
Equity
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares issued and outstanding	—	—
Common Stock, $0.0001 par value, 121,476,215 shares issued and outstanding at December 31, 2024; $0.01 par value, 5,700,000 shares issued and 5,024,802 shares outstanding at December 31, 2023	12	50
Treasury stock (Predecessor), 7,769 common shares at cost	—	(1,029)
Additional paid-in capital	1,293,638	366,327
Accumulated earnings (deficit)	(106,989)	17,447
Accumulated other comprehensive loss	(35,489)	(796)
Total equity	1,151,172	381,999
Total liabilities and equity	$2,207,739	$1,262,615
The accompanying notes are an integral part of these consolidated financial statements.

Acuren Corporation
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)

	2024		2023	2022
	Successor July 30 to December 31	Predecessor January 1 to July 29 (As Restated)	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Service revenue	$463,527	$633,866	$1,050,057	$928,326
Cost of revenue	359,848	471,881	810,534	725,375
Gross profit	103,679	161,985	239,523	202,951
Selling, general and administrative expenses	150,306	121,369	185,022	168,229
Transaction costs	35,998	5,204	—	—
Income (loss) from operations	(82,625)	35,412	54,501	34,722
Interest expense, net	31,061	39,379	60,022	24,159
Loss (gain) on extinguishment of debt	—	9,073	—	—
Other income, net	(2,978)	(580)	(1,241)	(12,888)
Income (loss) before provision for income taxes	(110,708)	(12,460)	(4,280)	23,451
Provision (benefit) for income taxes	(5,256)	3,243	2,009	3,408
Net income (loss)	(105,452)	(15,703)	(6,289)	20,043
Other comprehensive income (loss):
Foreign currency translation adjustments	(35,489)	(18,004)	11,184	(25,168)
Total other comprehensive income (loss)	(35,489)	(18,004)	11,184	(25,168)
Total comprehensive income (loss)	($140,941)	($33,707)	$4,895	($5,125)

Basic loss per Common Share and Series A Preferred Stock	($0.86)	—	—	—
Diluted loss per Common Share and Series A Preferred Stock	($0.86)	—	—	—
Basic income (loss) per Common Share	—	($3.13)	($1.25)	$3.99
Diluted income (loss) per Common Share	—	($3.13)	($1.25)	$3.93
Weighted average Common Shares outstanding, basic and diluted	121,454,845	—	—	—
Weighted average shares of Series A Preferred Stock outstanding, basic and diluted	1,000,000	—	—	—
Weighted average Common Shares outstanding, basic	—	5,024,802	5,024,802	5,026,061
Weighted average Common Shares outstanding, diluted	—	5,024,802	5,024,802	5,093,724
The accompanying notes are an integral part of these consolidated financial statements.

Acuren Corporation
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Successor
	Common Shares	Common Stock	Series A Preferred Stock	Series A Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at July 30, 2024 (Successor)	53,975,000	$—	1,000,000	$—	$557,427	($1,537)	$—	$555,890
Net loss	—	—	—	—	—	(105,452)	—	(105,452)
Share-based compensation expense	—	—	—	—	64,626	—	—	64,626
Settlement of derivative liability	—	—	—	—	967	—	—	967
Equity consideration issued in conjunction with Acuren Acquisition	400,000	—	—	—	4,000	—	—	4,000
Issuance of common shares and exercise of warrants, net of issuance costs	67,037,515	—	—	—	666,630	—	—	666,630
Issuance of common shares to employees	63,700	—	—	—	—	—	—	—
Impact of Domestication	—	12	—	—	(12)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(35,489)	(35,489)
Balances at December 31, 2024 (Successor)	121,476,215	$12	1,000,000	$—	$1,293,638	($106,989)	($35,489)	$1,151,172

	Predecessor
	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2021 (Predecessor)	5,027,825	$50	$(276)	$508,525	$3,693	$13,188	$525,180
Net income	—	—	—	—	20,043	—	20,043
Exercise of stock options	659	—	—	66	—	—	66
Share-based compensation expense	—	—	—	2,561	—	—	2,561
Capital contributions from stockholder	1,331	—	—	200	—	—	200
Treasury stock repurchased	(5,013)	—	(753)	—	—	—	(753)
Other comprehensive loss	—	—	—	—	—	(25,168)	(25,168)
Balances at December 31, 2022 (Predecessor)	5,024,802	$50	($1,029)	$511,352	$23,736	($11,980)	$522,129
Net loss	—	—	—	—	(6,289)	—	(6,289)
Dividend	—	—	—	(150,000)	—	—	(150,000)
Share-based compensation expense	—	—	—	4,975	—	—	4,975
Other comprehensive income	—	—	—	—	—	11,184	11,184
Balances at December 31, 2023 (Predecessor)	5,024,802	$50	($1,029)	$366,327	$17,447	($796)	$381,999
Net loss (As Restated)	—	—	—	—	(15,703)	—	(15,703)
Share-based compensation expense	—	—	—	17,858	—	—	17,858
Other comprehensive loss	—	—	—	—	—	(18,004)	(18,004)
Balances at July 29, 2024 (Predecessor)	5,024,802	$50	($1,029)	$384,185	$1,744	($18,800)	$366,150
The accompanying notes are an integral part of these consolidated financial statements.

Acuren Corporation
Consolidated Statements of Cash Flows
(amounts in thousands)

	2024		2023	2022
	Successor July 30 to December 31	Predecessor January 1 to July 29 (As Restated)	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Cash flows from operating activities:
Net income (loss)	($105,452)	($15,703)	($6,289)	$20,043
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	2,703	408	1,353	1,325
Depreciation and amortization	47,313	45,777	94,818	86,436
Noncash lease expense	3,667	5,453	9,992	8,069
Share-based compensation expense	64,626	17,858	4,975	2,561
Gain on bargain purchase	-	—	—	(12,503)
Amortization of deferred financing costs	1,366	2,406	3,586	3,249
Loss on extinguishment of debt	—	9,073	—	—
Fair value adjustments on interest rate derivatives	—	3,102	7,244	(9,069)
Deferred income taxes	(13,983)	(8,376)	(23,442)	(20,370)
Other	(503)	(588)	(78)	179
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	27,782	(32,797)	881	(38,798)
Prepaid expenses and other current assets	(9,380)	(2,829)	(3,243)	2,170
Accounts payable	(4,479)	(9,691)	2,917	(3,503)
Accrued expenses and other current liabilities	(7,875)	17,848	5,958	19,246
Operating lease obligations	(3,429)	(5,751)	(9,284)	(5,672)
Other assets and liabilities	273	(5,751)	6,421	(13,383)
Net cash provided by operating activities	2,629	20,439	95,809	39,980

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,241)	(14,334)	(22,141)	(23,075)
Proceeds from sale of property, plant and equipment	776	1,029	1,617	978
Acquisition of ASP Acuren, net of cash acquired	(1,822,186)	—	—	—
Acquisition of businesses, net of cash acquired	—	(44,680)	(6,010)	(45,575)
Net cash used in investing activities	(1,834,651)	(57,985)	(26,534)	(67,672)

Cash flows from financing activities:
Borrowings under long-term debt	775,000	30,000	195,000	50,000
Repayments of long-term debt	(1,938)	(16,346)	(81,384)	(5,767)
Payments of debt issuance costs	(21,355)	—	(2,844)	(72)
Principal payments on finance lease obligations	(3,991)	(5,836)	(9,948)	(7,424)
Dividends paid to stockholder	—	—	(150,000)	—
Proceeds from exercise of stock options	—	—	—	66
Capital contributions from stockholder	—	—	—	200
Treasury stock repurchase	—	—	—	(753)
Proceeds from issuance of common shares and exercise of warrants, net of issuance costs	666,630	—	—	—
Payments of contingent consideration	—	—	—	(285)
Net cash provided by (used in) financing activities	1,414,346	7,818	(49,176)	35,965

Net effect of exchange rate fluctuations on cash and cash equivalents	(123)	(7,877)	4,377	(5,625)
Net change in cash and cash equivalents	(417,799)	(37,605)	24,476	2,648

Cash and cash equivalents
Beginning of period	556,933	87,061	62,585	59,937
End of period	$139,134	$49,456	$87,061	$62,585
The accompanying notes are an integral part of these consolidated financial statements.

Acuren Corporation
Notes to Consolidated Financial Statements
(table amounts in thousands, except share and per share data)
Note 1. Organization
Description of Business
Acuren Corporation (hereinafter referred to as “we,” “our,” “us,” “Acuren,” or “Company”, formerly, Admiral Acquisition Limited) is a leading provider of critical asset integrity services. Acuren operates primarily in North America serving a broad range of industrial markets, most notably chemical, pipeline, refinery, power generation, oilsands, automotive, aerospace, mining, manufacturing, renewable energy, and pulp and paper. Acuren provides these essential and often compliance-mandated (often at customer locations) services in the industrial space and is focused on the recurring maintenance needs of its customers.
Until its acquisition of ASP Acuren Holdings, Inc. (“ASP Acuren”) on July 30, 2024, the Company had neither engaged in any operations nor generated any revenues. On July 30, 2024 (the “Closing Date”), the Company completed the acquisition of ASP Acuren (the “Acuren Acquisition”). See “Note 3. Business Combinations” for further discussion.
On December 16, 2024, the Company changed its jurisdiction of incorporation from the British Virgin Islands to the State of Delaware (the “Domestication”). The business, assets and liabilities of the Company and its subsidiaries were the same immediately after the Domestication as they were immediately prior to the Domestication. As a result of the Domestication, ordinary shares and Founder Preferred Shares were converted to shares of common stock and Series A Preferred Stock, respectively. Each holder of a warrant, option or restricted stock unit became a holder of a warrant, option or restricted stock unit of the domesticated Company. The number of shares outstanding did not change as a result of the Domestication, and the proportional equity interest of each shareholder remained the same. Shares referred to as ordinary shares and Founder Preferred Shares prior to the domestication are referred to as common shares and Series A Preferred Shares (“Preferred Shares”) throughout these Consolidated Financial Statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations of companies acquired are included from the date of acquisition.
Acuren is considered the acquirer of ASP Acuren for accounting purposes and ASP Acuren is the accounting Predecessor. As a result, the Company’s financial statement presentation for the ASP Acuren financial information as of and for the periods presented prior to the Acuren Acquisition date are labeled “Predecessor”. The Company’s financial statements, including ASP Acuren from the Acuren Acquisition date, are labeled “Successor”. The merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See “Note 3. Business Combinations” for more information of the fair values of assets and liabilities recorded in connection with the Acuren Acquisition.
As a result of the application of the acquisition method of accounting as of the Closing Date of the Acuren Acquisition, the accompanying consolidated financial statements include a black line division which indicates a differentiation that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to the impacts of the Acuren Acquisition, including that the remeasurement of acquired assets and assumed liabilities are fair value in the Successor consolidated financial statements.

The historical financial information of the Company which was, prior to the Acuren Acquisition, an acquisition vehicle, has not been presented in these financial statements as the historical amounts have not been considered meaningful. As an acquisition vehicle, the Company retained and invested the proceeds from its initial public offering (the “initial IPO”) and the funds were used to pay a portion of the cash consideration for the Acuren Acquisition.
Restatement of Previously Issued Consolidated Financial Statements and Update to the Presentation of Cost of Revenue and Selling, General and Administrative Expenses
Restatement of Previously Issued Consolidated Financial Statements
In connection with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company determined that a valuation allowance was necessary on a portion of its deferred tax assets as it was more likely than not that the deferred tax assets would not be realized as of July 29, 2024. The Company concluded that the error is material to the Company's previously issued unaudited condensed consolidated financial statements for the Predecessor Period. Additionally, the Company identified and corrected an immaterial error that impacted the Predecessor Period.
The impact from the correction of the error and other immaterial adjustment on the previously issued Condensed Consolidated Financial Statements is reflected below under the Restatement Adjustment column. The Company has restated impacted amounts and associated disclosures within the accompanying notes to the consolidated financial statements.
Update to the Presentation of Cost of Revenue and Selling, General and Administrative Expenses
During the period from January 1, 2024 through July 29, 2024, the Company changed the presentation of certain costs incurred at its operational sites on its statement of operations. This voluntary change resulted in a reclassification of certain overhead costs, which, although incurred at its operational sites are not directly related to the delivery of services, from cost of revenue to selling, general and administrative expenses. The Company believes this presentation is preferable as it will provide greater transparency regarding the true cost of delivery of its services consistent with the principles of ASC 340-40 and better align with how the business is managed.
This change in classification has been applied retrospectively to all periods presented and affects selling, general and administrative, cost of revenue, and gross profit. This change in presentation had no impact to service revenue, income from operations, loss before provision for income taxes, provision for income taxes, net income, earnings per share, retained earnings or other components of equity or net assets. In addition, gross profit information in the segment footnote was updated for this change. The impacts of the update to the presentation of certain indirect costs on the Company’s Consolidated Financial Statements for the period from January 1, 2024 through July 29, 2024 (Predecessor) and the years ended December 31, 2023 and 2022 (Predecessor) are reflected below under the Presentation Adjustment column.

Consolidated Statements of Operations
	Predecessor
	January 1, 2024 to July 29, 2024
	Prior Presentation	Restatement	As Restated	Presentation Adjustment	As Restated and Adjusted
Cost of revenue	521,484	—	521,484	(49,603)	471,881
Gross profit	112,382	—	112,382	49,603	161,985
Selling, general and administrative expenses	71,030	736	71,766	49,603	121,369
Provision (benefit) for income taxes	(8,946)	12,189	3,243	—	3,243
Net income (loss)	(2,778)	(12,925)	(15,703)	—	(15,703)
Foreign currency translation adjustments	(18,008)	4	(18,004)	—	(18,004)
Total other comprehensive income (loss)	(18,008)	4	(18,004)	—	(18,004)
Total comprehensive income (loss)	(20,786)	(12,921)	(33,707)	—	(33,707)

Basic income (loss) per Common Share	($0.55)	($2.58)	($3.13)	$—	($3.13)
Diluted income (loss) per Common Share	($0.55)	($2.58)	($3.13)	$—	($3.13)

	Predecessor
	Year ended December 31, 2023
	Prior Presentation	Presentation Adjustment	As Reported
Cost of revenue	$891,247	$(80,713)	$810,534
Gross profit	158,810	80,713	$239,523
Selling, general and administrative expenses	104,309	80,713	$185,022

	Predecessor
	Year ended December 31, 2022
	Prior Presentation	Presentation Adjustment	As Reported
Cost of revenue	$797,415	$(72,040)	$725,375
Gross profit	130,911	72,040	$202,951
Selling, general and administrative expenses	96,189	72,040	$168,229

Condensed Consolidated Statements of Cash Flows
	Predecessor
	January 1, 2024 to July 29, 2024
	Prior Presentation	Restatement Adjustment	As Restated
Net income (loss)	$(2,778)	$(12,925)	$(15,703)
Deferred income taxes	(20,565)	12,189	(8,376)
Accrued expenses and other current liabilities	17,481	367	17,848
Other assets and liabilities	(4,516)	(1,235)	(5,751)
Net cash provided by operating activities	22,043	(1,604)	20,439
Acquisition of businesses, net of cash acquired	(46,280)	1,600	(44,680)
Net cash used in investing activities	(59,585)	1,600	(57,985)
Net effect of exchange rate fluctuations on cash and cash equivalents	(7,881)	4	(7,877)

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. Significant items subject to such estimates and assumptions include the carrying amount of acquired property, plant and equipment, intangibles and goodwill, stock-based compensation awards, and the estimated liability for certain self-insured risks. As future events and their effects cannot be predicted with precision, actual results could differ significantly from these estimates, which may cause the Company’s future results to be affected.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. Such reclassifications did not have a material effect on the Company's financial condition or results of operations as previously reported.
Business Combinations
The Company accounts for its business combinations under the acquisition method of accounting, with the purchase price allocated based on the fair value to the individual assets acquired and liabilities assumed at the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of the respective acquisition’s future performance and related cash flows, selection of a discount rate and economic lives, and use of Level 3 measurements. While the Company uses the best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive income (loss).
Cash and Cash Equivalents
Cash and cash equivalents include cash deposited in banks, demand deposits, money market accounts, and highly-liquid, short-term investments with an initial term of three months or less.
Accounts Receivables and Allowance for Credit Losses
Accounts receivables are recorded net of an allowance for credit losses and includes invoiced and accrued but unbilled revenue. Unbilled revenue is generally billed in the subsequent quarter. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate. The Company’s unbilled receivables contain an unconditional right to receive payment and are, therefore, recorded within accounts receivable on the consolidated balance sheet. The Company records an allowance for credit losses for accounts receivable based on management’s expected credit losses. Management’s estimate of expected credit losses is based on its assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes.
Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. Changes to the allowance for credit losses are adjusted through credit loss expense, which is included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property, plant and equipment is included within cost of revenue or selling, general and administrative expenses based on the nature of the asset. Expenditures for repairs and maintenance that do not extend the useful lives of the related assets are expensed as incurred. Expenditures that significantly improve or extend the life of an asset are capitalized. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in “Income (loss) from operations” in the consolidated statements of operations and comprehensive income (loss).
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price of acquired businesses over the fair value of the underlying net tangible and intangible assets acquired. The Company evaluates the impairment of its goodwill annually or more frequently when events or changes in circumstances indicate that goodwill may be impaired. Goodwill is required to be evaluated for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available. The Company has two reporting units, United States and Canada, which align with the Company’s reportable segments.
The Company first assesses qualitatively, step zero, whether it is necessary to perform step one of the annual impairment tests. An entity is required to perform step one if the entity concludes that it is more likely than not that a reporting unit’s fair value is below its carrying amount (that is, a likelihood of more than 50%). When step one indicates that the reporting unit’s carrying value exceeds its fair value, an impairment will be recorded.
The Company performs an annual goodwill impairment assessment or more frequently if events or circumstances arise which indicate that goodwill may be impaired. An assessment can be performed by first completing a qualitative assessment on some or all of its reporting units. The Company can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill associated with one or more reporting units.
If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test involves comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding charge to earnings in the period the goodwill is determined to be impaired. Any goodwill impairment is limited to the total amount of goodwill allocated to that reporting unit. The income tax effect associated with an impairment of tax-deductible goodwill is also considered in the measurement of the goodwill impairment. During the periods ended December 31, 2024, 2023, and 2022 the Company performed a qualitative analysis and determined there were no impairment charges for any period.
The Company considers the income and market approaches when estimating the fair values of reporting units which requires significant judgement in evaluating economic and industry trends, estimated future cash flows, discount rates, and other factors.
Intangible assets consisting of customer relationships, tradenames and trademarks, and technology have been recorded based on their fair value at the date of acquisition and are amortized over their economic useful lives which range from 5 to 15 years. Amortization expense is recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
Valuation of Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased identifiable intangible assets that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indications of impairment identified during 2024, 2023, or 2022.
Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASU 2016-02 (“ASC 842”), a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.
The Company made an accounting policy election under ASC 842 not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease.
Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Subsequent changes in an index and other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. Payments for terminating the lease are included in the lease payments only when it is probable they will be incurred.
The Company’s leases may include a non-lease component representing additional services transferred to the Company, such as common area maintenance for real estate. The Company made an accounting policy election to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. Non-lease components that are variable in nature are recorded in variable lease expense in the period incurred.
The Company utilizes discount rates to determine the present value of the lease payments based on information available at the commencement date of the lease. The Company uses an incremental borrowing rate based on factors such as the lease term, the Company’s credit rating and current market valuations for similarly rated credits in the market, as the rate implicit in the lease is not always readily available. Incremental borrowing rates are updated quarterly and the new rates are used for the acquired leases and lease modifications occurring in the following quarter.
Debt Issuance Costs
Debt issuance costs represent the cost of obtaining financing arrangements. Debt issuance costs related to the revolving credit facility were deferred and recorded as an asset and amortized over the term of the revolving credit arrangement using the straight-line method. Debt issuance costs relating to the term loan are recorded as a direct deduction from the carrying amount of the term loan and are amortized over the term of the related financing agreement using the effective interest method.
Earnings Per Share
Basic earnings per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing the Company’s net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options. When a net loss per common share exists, all potentially dilutive common shares outstanding are anti-dilutive and therefore excluded from the calculation of diluted weighted average shares outstanding.
The potential dilutive shares of stock options, restricted stock units, and warrants during the period are calculated using the treasury stock method and are excluded from the computation of diluted net income (loss) per common share if their effect is anti-dilutive.

Revenue
The majority of the Company’s revenues are derived from providing services on a time and material basis and are short-term in nature. Payments are generally due within 45 days of services unless otherwise noted. Refer to “Note 19. Segment Reporting” for disaggregated revenue information.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company provides highly integrated and bundled inspection services to its customers. Some contracts have multiple performance obligations, most commonly due to the contract providing for a combination of inspection, engineering or industrial services.
For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation utilizing several different pricing scenarios and is able to discretely price out each individual component based on its nature and relation to the overall performance obligation.
Contract modifications are not routine in the performance of contracts. Generally, when contracts are modified, the modification is to account for changes in scope to the services that are provided. In most instances, contract modifications reflect either additions or subtractions to previously identified performance obligations and therefore are not considered distinct.
Performance obligations are satisfied over time as work progresses. Revenue is recognized over time based on time and material incurred to date which best portrays the transfer of control to the customer. The Company expects any significant remaining performance obligations to be satisfied within one year.
Contract Balances
The majority of revenue is short-term in nature. From time to time, the Company may enter into long-term contracts, which can range from several months to several years. The Company has many Master Service Agreements (“MSAs”) that specify an overall framework and terms of contract when the Company and customers agree upon services to be provided. The actual contracting to provide services is triggered by a work order, purchase order, or some similar document issued pursuant to an MSA which sets forth the scope of services and/or identifies the products to be provided.
Amounts are generally billed as work progresses in accordance with agreed upon contractual terms, generally at periodic intervals (e.g., weekly, bi-weekly, or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.
Service revenues are recognized in the period when services are performed for the customer. For testing equipment sales, revenues are recognized in the period when delivery has occurred. The Company does not recognize revenue on either an installment sale or percentage of completion basis. The Company does not include sales or value added taxes in revenue.
Cost of Revenue
Cost of revenue consists primarily of direct labor. Cost of revenue also includes materials and indirect costs, such as supplies, tools, and depreciation of equipment related to contract performance as well as travel, per diem, and lodging costs. Labor costs are recognized as labor hours are incurred in delivering services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of corporate compensation, acquisition related earnout and incentive costs, information systems and technology costs, share-based compensation, rent expense, and management consulting services.

Share-Based Compensation
Share-based awards are measured at the grant date, based on the fair value of the award, and are expensed over the requisite service period. See “Note 17. Share-Based Compensation” for details on both time-based and market-based awards.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured at the enacted income tax rates expected to apply in the taxable year that the asset or liability is expected to be recovered or settled.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of a deferred income tax asset will not be realized. Valuation allowances are provided when management believes, after estimating future taxable income, considering feasible income tax planning opportunities and weighing all facts and circumstances that certain deferred tax assets are not recoverable. The Company evaluates its tax contingencies and recognizes a liability when it believes it is more-likely-than-not that a liability exists.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
The Company records interest expenses and penalties on uncertain tax liabilities in the provision for income taxes.
Currency Translation
Assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars at the rate of exchange in effect on the balance sheet date; income and expenses are translated monthly at average rates of exchange prevailing during the year.
The Company has foreign currency exposure related to operations in foreign locations. This foreign currency exposure arises from the translation of foreign subsidiaries’ financial statements into U.S. Dollars. Increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency.
Translation adjustments are included in foreign currency translation adjustments to arrive at other comprehensive income (loss). Due to the materiality of its international operations, the Company is subject to market risks resulting from fluctuations in foreign currencies.
Derivative Instruments
The Company has entered into interest rate swap agreements which were intended to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. The accounting for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation. The Company has not designated any derivatives as hedging instruments and reported these agreements at fair value with changes in fair value recognized in interest expense, net. At December 31, 2024, the Company held no such derivative instruments.
Research and Development
Research and product development costs are expensed as incurred. These costs are not material for the years ended December 31, 2024, 2023, and 2022.

Workers Compensation and Self-Insurance
The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews its loss contingencies on an ongoing basis to ensure that the appropriate reserves are recorded in its consolidated balance sheets. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by the Company, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. The Company is self-insured for certain losses relating to workers’ compensation and health benefit claims. The Company maintains third-party excess insurance coverage for workers’ compensation and health benefit claims. As of December 31, 2024 and 2023, the Company had accrued approximately $5.2 million and $4.3 million, respectively for workers’ compensation related liabilities. Self-insured losses are accrued when it is probable that an uninsured claim has been incurred but not reported and the amount of the loss can be reasonably estimated at the balance sheet date.
Concentration of Credit Risk
The Company’s interest rate swap agreements contained an element of risk related to the counterparties’ potential inability to meet the terms of the agreement. However, the Company minimized this risk by limiting the counterparties to a diverse group of highly rated, major domestic financial institutions. At December 31, 2024, the Company held no interest rate swap agreements. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade accounts receivable as the Company grants credit terms in the normal course of business to its diverse customer base. To mitigate credit risks, the Company evaluates and monitors the creditworthiness of its customers. Historical bad debt write-offs have not been significant.
As of and for the years ended December 31, 2024, 2023, and 2022, no individual customer represented more than 10% of consolidated sales or accounts receivable, and no individual vendor represented more than 10% of purchases or accounts payable.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has evaluated and adopted this ASU update for the year ended December 31, 2024. See “Note 19. Segment Reporting” for the inclusion of the new required disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt for annual fiscal periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027; however early adoption is permitted and can be applied either prospectively or retrospectively. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements and related disclosures.

Note 3. Business Combinations
Successor Period
On May 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which AAL Merger Sub, Inc., a wholly-owned subsidiary, merged with ASP Acuren resulting in ASP

Acuren becoming a wholly owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, on July 30, 2024, the Company completed the Acuren Acquisition and obtained control of ASP Acuren and, concurrently changed its name to Acuren Corporation.
The aggregate purchase price consideration transferred to the shareholders of ASP Acuren (the “Sellers”) totaled $1.88 billion, which included: i) a cash payment made at the Closing Date of $1.88 billion, of which $5.2 million was subsequently returned to the Buyers related to a net working capital adjustment and settlement between the company and Sellers and recognized as a measurement period adjustment and ii) 0.4 million Acuren British Virgin Islands (“Acuren BVI”) Ordinary Shares of the Company with an estimated fair value of $4.0 million. The Company funded the cash portion of the purchase price with a combination of $568.0 million cash on hand, a $775.0 million senior loan facility (see “Note 12. Debt”) and an aggregate of approximately $675.0 million of gross proceeds from PIPE Financing and Warrant Financing (defined below in “Note 4. Shareholders’ Equity”) inclusive of $4.0 million of non-cash rollover equity (see “Note 4. Shareholders’ Equity — 2024 Capital Raise”). In conjunction with the debt financing, the Company incurred $19.5 million in debt issuance costs that are amortized using the effective interest method over the life of the senior loan facility as well as debt issuance costs of $1.9 million related to the Revolving Credit Facility which will be amortized on a straight-line basis over the 5-year term of the Revolving Credit Facility. In conjunction with the PIPE Financing and Warrant financing, the Company incurred equity issuance costs of $3.7 million that were recorded as a reduction of equity.
The Acuren Acquisition was accounted for under the acquisition method of accounting. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of deferred income tax assets acquired and liabilities assumed, contract assets and liabilities, certain lease related assets and liabilities, and indemnification assets. During the fourth quarter of 2024, measurement period adjustments were recorded based on information obtained about facts and circumstances that existed as of the acquisition date and the purchase price allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed was finalized, including the allocation of goodwill to reporting units.
The excess of the purchase price over the fair value of the tangible and intangible net assets acquired and liabilities assumed has been recorded as goodwill. The Acuren Acquisition resulted in recorded goodwill as a result of a higher consideration multiple paid relative to prior similar acquisitions driven by maturity and quality of the operations and industry, including workforce, and how the Company expects to leverage this business within the public capital markets to create additional value for its shareholders. The Company has assigned goodwill amounts of approximately $352.4 million and $513.2 million to the United States and Canada segments, respectively. Goodwill is not expected to be to be deductible for tax purposes.
The Company expects to finalize the valuation and complete the purchase price allocations (principally in respect of deferred tax aspects) no later than one year from the acquisition date. The following table summarizes the fair value consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the date of the Acuren Acquisition:

Cash consideration	$1,871,642
Equity consideration	4,000
Total estimated consideration	$1,875,642
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	49,456
Accounts receivables, net	270,849
Prepaid and other current assets	9,302
Property, plant and equipment, net	199,760
Lease assets	27,530
Intangible assets, net	775,000
Other assets	13,674
Deferred tax asset	813
Accounts payable	(17,035)
Accrued expenses and other current liabilities	(76,446)
Deferred tax liability	(167,944)
Lease obligations	(54,900)
Other liabilities	(20,016)
Total identifiable net assets	1,010,043
Goodwill	$865,599
As of the acquisition date, the Company made a measurement period adjustment of $1.9 million to trade receivables based on evaluation of collectability. Additionally, the deferred tax liability amount has been reduced by $23.4 million to reflect an overstated step-up in the estimated value for property, plant and equipment acquired.
As part of the purchase price allocation, the Company determined the identifiable intangible assets included customer relationships, tradenames and trademarks, and technology. The fair value of the customer relationships and tradenames and trademarks was estimated using variations of the income approach. Specifically, the multi-period excess earnings method was utilized to estimate the fair value of the customer relationships and the relief from royalty method was utilized to estimate the fair value of the tradenames and trademarks. The customer relationships intangible asset pertains to ASP Acuren’s non-contractual relationships with its customers. Tradenames and trademarks relate to the individual acquired subsidiaries’ names and overall consolidated group name and related industry recognition. The cash flow projections were discounted using rates ranging from 10.7% to 11.0%. The cash flows were based on estimates used to price the transaction, including market participant considerations. The discount rates applied to the cash flows were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The fair value of existing technology was estimated under the replacement cost approach, which is based on the cost of a market participant to reconstruct a new asset with equivalent utility. Technology represents ASP Acuren’s advanced inspection technology.
The following table summarizes the fair value of the identifiable intangible assets:

Customer relationships	$670,000
Tradenames and trademarks	100,000
Technology	5,000
Total intangible assets	$775,000
The estimated useful lives over which the intangible assets will be amortized are as follows: customer relationships (15 years), tradenames and trademarks (15 years), and technology (5 years).
The fair value of property, plant and equipment was estimated using the cost approach. The cost approach is based on the estimated amount that currently would be required to replace the service capacity of the asset. The estimated amount is based on the cost to a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.
Pursuant to the terms of the Merger Agreement, approximately $29.0 million of cash consideration was placed into escrow. The escrow accounts were established for purposes of satisfying any post-closing purchase price adjustments and related expenses as outlined under the Merger Agreement. The escrow account expired during the first quarter of 2025 when the Final Closing Statement (as defined in the Merger Agreement) was determined and settled between the Company and Sellers. Pursuant to the Final Closing Statement, $5.2 million was returned to the Buyers related to a net working capital settlement and adjustment with the balance of the escrow account totaling $23.8 million being released to the Sellers.
In conjunction with a previous acquisition, ASP Acuren was indemnified for certain uncertain tax positions through a funded indemnity escrow account and recognized a liability for an uncertain tax position as well as an indemnification asset as the amount was deemed realizable. In conjunction with the Acuren Acquisition, the Company recognized a liability for an uncertain tax position and an indemnification asset of $12.8 million, which is recorded as a component of other liabilities and other assets, respectively. During the fourth quarter of the Successor period ended December 31, 2024 the Company released $8.4 million of the liability and indemnification asset pursuant to the terms of the previous acquisition agreement.
In conjunction with the Acuren Acquisition, the Company incurred approximately $14.0 million of transaction expenses prior to the closing. These costs were expensed as incurred and recognized in the income statement of Admiral Acquisition Limited prior to the business combination. Since the Predecessor period for purposes of these financial statements was deemed to be the historical results of ASP Acuren, these transaction costs are not presented in the consolidated statement of comprehensive income (loss) for the Predecessor periods. However, these transaction costs are reflected in the Company’s accumulated deficit balance as of July 30, 2024 (Successor). For the period from July 30, 2024 through December 31, 2024 (Successor), the Company incurred approximately $36.0 million of transaction costs in conjunction with or subsequent to the closing of the Acuren Acquisition which were expensed as incurred and included an investment banking success fee in the amount of $11.6 million that was contingent upon the successful closing of the Acuren Acquisition.
For the period from January 1, 2024 through July 29, 2024 (Predecessor), ASP Acuren incurred pre-acquisition transaction costs of approximately $5.2 million of legal and advisory costs recognized in transaction costs in the Predecessor consolidated statement of operations and other comprehensive income (loss). In addition to the transaction costs that were expensed, ASP Acuren incurred and paid investment banking success fees totaling approximately $40.4 million. These fees were contingent upon the successful completion of the Acuren Acquisition and did not include any future service requirements. As such, these costs are presented “on the line” and are not reflected in either Predecessor or Successor consolidated statements of operations and other comprehensive income (loss). “On the line” describes those expenses triggered by the consummation of a business combination that were incurred by the acquiree, that are not recognized in the results of operations of either the Predecessor or Successor as they are not directly attributable to either period but instead were contingent on the business combination.
As a result of a change in control provision for acquiree stock-based awards, certain unvested stock-based awards immediately vested in conjunction with the Acuren Acquisition, resulting in the immediate recognition of compensation expense of approximately $27.8 million (see “Note 17. Share-based Compensation”). As such, both of these costs are presented “on the line” and are not reflected in either Predecessor or Successor consolidated statements of operations and other comprehensive income (loss).
In connection with the Acuren Acquisition, ASP Acuren repaid its existing credit facilities and recognized a loss related to the extinguishment of its existing credit facilities, including the write-off of unamortized borrowing costs, of $9.1 million, which is presented as loss on extinguishment of debt in the Predecessor consolidated statement of operations and other comprehensive income (loss) for the period from January 1, 2024 to July 29, 2024.
The results of operations for ASP Acuren are included in the consolidated financial statements of the Company from the date of the Acuren Acquisition. Total revenues of approximately $463.5 million presented in the Successor consolidated financial statements for the period July 30, 2024 through December 31, 2024 is attributable to ASP Acuren, of which approximately $267.1 million and $197.5 million relate to the Company’s United States and Canada reportable segments, respectively.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2024 (Successor) and 2023 (Predecessor) as if the Acuren Acquisition and related financing had occurred as of January 1, 2023, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of ASP Acuren and is not necessarily indicative of what Company’s operating results would have been had the Acuren Acquisition and related financing taken place on January 1, 2023.

	Successor December 31, 2024	Predecessor December 31, 2023
Net revenue	$1,097,393	$1,050,057
Net loss	(26,075)	(155,315)
Successor and Predecessor periods have been combined in the pro forma results for the year ended December 31, 2024 with pro forma adjustments to adjust for the different basis in accounting between the Successor and the Predecessor. Pro forma adjustments to give effect as of January 1, 2023 include additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets, interest expense under the Company’s $775 million senior loan facility, adjustments for interest and investment income on cash and cash equivalents and investments in marketable securities held by the Company for the year ended December 31, 2024 and 2023 related to the initial IPO proceeds generated and invested until the completion of the Acuren Acquisition, and the proceeds used to complete the Acuren Acquisition concurrently. Further adjustments assume income taxes for the Predecessor and Successor periods were based on a blended U.S. federal and state statutory rate. Total transaction costs of $5.2 million (Predecessor) and $36.0 million (Successor), which were expensed and have been included as a component of selling, general and administrative expenses, were reflected as if the transaction occurred as of January 1, 2023.
Predecessor Period
2024 Acquisitions
From January 1, 2024 through July 29, 2024, the Company acquired three businesses for total aggregate consideration of $47.6 million in cash. The Company recorded an aggregate of $20.8 million of goodwill related to these acquisitions ($14.8 million assigned to the Canadian reporting unit and $6.0 million assigned to the U.S. reporting unit).
2023 Acquisitions
During the year ended December 31, 2023 the Company acquired one business for total consideration of $6.0 million of cash. The Company recorded $2.6 million of goodwill, all of which was assigned to the U.S. reporting unit.
2022 Acquisitions
During the year ended December 31, 2022 the Company acquired two businesses for total consideration of $45.5 million in cash. One acquisition was accounted for as a bargain purchase and as a result, the Company recognized a gain of $12.5 million associated with the acquisition in other income, net on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022. The Company believes the bargain purchase gain was primarily the result of the sellers’ desire to exit quickly due to a slowdown in their business and lingering uncertainty in the business surrounding the COVID-19 pandemic, as well as uncertainty around certain of Versa’s tax positions that were not resolved until the sale was completed. Further, with the Company’s existing infrastructure, scale and expertise, the Company believes it has access to the necessary synergies to allow necessary operational improvements to be implemented more efficiently than the seller. The Company recorded $2.0 million of goodwill for the other acquisition. All of this goodwill was assigned to the Canadian reporting unit.
Each acquisition was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value to the individual assets acquired and liabilities assumed. The fair value of property, plant and equipment was determined by using the cost approach. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset. The amount is based on the cost to a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence. The Company engages third-party valuation specialists to assist with preparation of critical assumptions and calculations of the fair value of acquired tangible and intangible assets in connection with significant acquisitions.
As part of the acquisitions, the Company identified intangible assets consisting of customer relationships and tradenames. The fair values of the acquired customer relationships intangible assets were determined using the income approach. Specifically, the Company used the multi-period excess earning method to estimate the fair value of customer relationships, which utilized the following significant assumptions and inputs: projected financial information, probability of renewal, contributory asset charges, income tax rates, depreciation, and discount rates, resulting in a non-recurring Level 3 fair value measurement. The fair value of the tradename intangible assets was estimated using the relief from royalty method. The relief from royalty method assumes that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. Intangibles acquired in these acquisitions during the period ended July 29, 2024 and the year ended December 31, 2023 were estimated to be $22.2 million and $2.3 million, respectively.
Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities in new markets expected to be achieved from the expanded platform. For the period from January 1, 2024 through July 29, 2024 and for the years ended December 31, 2023 and 2022, goodwill resulting from business acquisitions during those respective periods totaling $1.4 million and $2.6 million, respectively, is deductible for income tax purposes.
The amounts of revenue and operating income (loss) from Predecessor period acquisitions included in the Company’s consolidated statement of operations and comprehensive income (loss) for the period from July 30 to December 31, 2024 (Successor), and January 1 to July 29, 2024 (Predecessor) and the years ended December 31, 2023 and 2022 (Predecessor), are as follows:

	2024		2023	2022
	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Revenue	$11,820	$10,840	$1,438	$17,618
Operating income (loss)	1,173	1,040	421	(3,509)

Note 4. Shareholders’ Equity
Successor Period
The Certificate of Incorporation of the Company dated December 16, 2024, authorized the issuance of 505,000,000 shares, consisting of two classes: 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 1,000,000 shares are designed as “Series A Preferred Stock” (the “Series A Preferred Stock”).
As of December 31, 2024, the Company had 121,476,215 Common stock and 1,000,000 Series A Preferred Stock issued and outstanding.
Series A Preferred Stock
In connection with the Company’s initial IPO on May 22, 2023, the Company issued 1,000,000 shares of Series A Preferred Stock at $10.50 per share. Shares of the Series A Preferred Stock are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, shares of Series A Preferred Stock are classified as permanent equity in the accompanying consolidated balance sheets. Shares of Series A Preferred Stock are not unconditionally redeemable or conditionally puttable by the holder for cash.
After the Acuren Acquisition, if the Average Price (as defined in the Certificate of Incorporation) per share of the Common Stock is at least $11.50 for any ten consecutive trading days, the holders of the Series A Preferred Stock will be entitled to receive a dividend in the form of shares of Common Stock, equal to 20 percent of the appreciation of the market price of the Common Stock (the “Annual Dividend Amount”). The Annual Dividend Amount will be initially calculated at the end of the calendar year based on the Dividend Price (as defined below) compared to the price of $10.00 per share. In subsequent years, the Annual Dividend Amount will be calculated based on the appreciated Dividend Price compared to the highest Dividend Price previously used in calculating the Annual Dividend Amount. For the purposes of determining the Annual Dividend Amount, the Dividend Price is the Average Price per share of Common Stock for the last ten consecutive trading days in the relevant Dividend Period. Upon the liquidation of the Company, an Annual Dividend Amount shall be payable for the shortened Dividend Period and the holders of Series A Preferred Stock shall have the right to a pro rata share (together with holders of the Common Stock) in the distribution of the surplus assets of the Company.
In the event of a Change of Control occurring at any time after the consummation of the Acuren Acquisition, the holders of the Series A Preferred Stock will be entitled to receive, in the aggregate, a one-time dividend equal to the Change of Control Dividend Amount, payable in shares of Common Stock, which equals the aggregate amount determined by adding together each Annual Dividend Amount that would have been payable for each Dividend Period occurring from the date of the consummation of the Change of Control to the last day of the 10th full Financial Year following the completion of the Acquisition. For the purpose of calculating the Annual Dividend Amount, the appreciated Dividend Price will be determined by multiplying the Change of Control Price by 8% per annum.
Holders of the Series A Preferred Stocks will participate in any dividends on the Common Stock on an as converted basis. In addition, commencing on and after consummation of the Acuren Acquisition, where the Company pays a dividend on its Common Stock, holders of the Series A Preferred Stock will also receive an amount equal to 20 percent of the dividend which would be distributable on 121,476,215 shares of Common Stock. All such dividends on the Series A Preferred Stock will be paid at the same time as the dividends on the Common Stock.
Shares of Series A Preferred Stock will be automatically converted into shares of Common Stock on a one for one basis upon the last day of the tenth full financial year after July 30, 2024 (the “Conversion”). At the option of the holder, each share of Series A Preferred Stock is convertible into one share of Common Stock until the Conversion.
Each holder of Common Stock and Series A Preferred Stock shall be entitled to one vote for each share of Common Stock and Series A Preferred Stock, respectively.
The Company followed ASC 718, Compensation — Stock Compensation to account for the issuance of the Series A Preferred Stock. See “Note 17. Share-Based Compensation” for further discussion.
Warrants
In May 2023, in connection with the Company’s initial IPO, the Company issued 54,975,000 Warrants to the purchasers of both Common Stock and Series A Preferred Stock (including the 25,000 Warrants that were issued to the Independent Non-Founder Directors in connection with their fees). Each Warrant is exercisable until three years after the Acuren Acquisition and entitles a Warrant holder to purchase shares of Common Stock on a four-for-one basis and at an exercise price of $11.50 per share of Common Stock. The Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price per share of the Common Stock exceed $18.00 for ten consecutive trading days (subject to any prior adjustment in accordance with the terms of the Warrants). The Warrants expire worthless three years after the Acuren Acquisition, if not exercised or redeemed. Warrants issued with Common Stock were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. As of December 31, 2024, the Company had 18,264,876 Warrants outstanding.
2024 Capital Raise
Concurrently with the close of the Acuren Acquisition on July 30, 2024, the Company raised cash proceeds of $666.6 million, net of issuance cost of $3.7 million, from the issuance of 58,259,984 shares of Common Stock at $10.00 per share (the “PIPE Financing”) and early exercise of 36,710,124 Warrants at $10.00 per share of Common Stock (the “Warrant Financing”). Additionally, the Company issued $4.0 million of Common Stock as purchase consideration in conjunction with the Acuren Acquisition.

In connection with the Warrant Financing, the Company modified certain Warrants in May 2024. The modified Warrants were not considered to be indexed to the Company’s own stock and therefore, accounted for as a derivative. The modified Warrants were initially and subsequently remeasured at their fair value until they were exercised and settled at the close of Acuren Acquisition through the Warrant Financing. A cumulative loss of $3.5 million related to the change in the fair value of modified Warrants from the initial recognition on May 22, 2024 through the final settlement on July 30, 2024 was included in the accumulated deficit of the Successor as of July 30, 2024.
In connection with the PIPE Financing, the Company received commitments from a limited group of institutional shareholders which was accounted as contingent forward contracts, initially and subsequently recognized at their fair value until they were settled through the issuance of the related Common Stock at the close of Acuren Acquisition. A cumulative loss of $15.6 million related to the change in the fair value of the contingent forward contracts from the initial recognition on May 22, 2024 through the final settlement on July 30, 2024 was included in the accumulated deficit of the Successor as of July 30, 2024.
Note 5. Earnings Per Share
Successor Period
For the Successor period, basic earnings per share of Common Stock excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. The Company has determined that its Series A Preferred Stock are a class of common shares. Accordingly, the Company used the two-class method of computing earnings per share for Common Stock and Series A Preferred Stock according to participation rights in undistributed earnings. Under this method, net income (loss) is allocated on a pro rata basis to the holders of Common Stock and Series A Preferred Stock .

The following table sets forth the computation of basic and diluted earnings per share of Common Stock and Series A Preferred Stock using the two-class method. The application of the two-class method yields the same dilutive effects applying if-converted to the Series A Preferred Stock given 1:1 participation:

2024
Successor July 30 to December 31
Basic Shares:
Numerator:
Net loss	($105,452)
Loss allocated to Series A Preferred Stock	861
Net loss allocated to holders of Common Stock	($104,591)

Denominator:
Weighted average Common Stock outstanding – basic	121,454,845
Weighted average Series A Preferred Stock outstanding – basic	1,000,000
Basic loss per Common Stock	($0.86)
Basic loss per Series A Preferred Stock	($0.86)

Dilutive Shares:
Numerator:
Net loss allocated to holders of Common Stock	($104,591)
Add back: Loss allocated to holders of Series A Preferred Stock	(861)
Net loss available to Common Stock	($105,452)
Denominator:
Weighted average Common Stock outstanding – basic	121,454,845
Add: dilutive securities
Share Options	—
Warrants	—
Restricted Stock Units	—
Series A Preferred Stock	1,000,000
Weighted average Common Stock outstanding – diluted	122,454,845
Weighted average Series A Preferred Stock outstanding – diluted	1,000,000
Diluted loss per Common Stock	($0.86)
Diluted loss per Series A Preferred Stock	($0.86)
For the Successor period ended December 31, 2024, the Company excluded the following potential dilutive shares from the computation of the diluted earnings per share as the impact would be anti-dilutive: 125,000 Share Options, 18,264,876 Warrants and 1,605,000 shares of unvested RSUs.

Predecessor Period
Basic and diluted earnings per share for the period from January 1 to July 29, 2024 (Predecessor), and years ended December 31, 2023 and 2022 (Predecessor) were calculated as follows:

	2024	2023	2022
	Predecessor January 1 to July 29 (As Restated)	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Basic Shares:
Numerator:
Net income (loss)	($15,703)	($6,289)	$20,043
Net income (loss) available to Common Shares	($15,703)	($6,289)	$20,043

Denominator:
Weighted average Common Shares Outstanding – basic	5,024,802	5,024,802	5,026,061
Dilutive shares from stock options	—	—	67,663
Weighted average Common Shares outstanding – diluted	5,024,802	5,024,802	5,093,724
Basic income (loss) earnings per Common Share	($3.13)	($1.25)	$3.99
Diluted income (loss) earnings per Common Share	($3.13)	($1.25)	$3.93
For the Predecessor periods ended July 29, 2024, and December 31, 2023, 228,522 and 100,413 potential dilutive shares related to stock options were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.
Additionally, the Company had outstanding stock options that were eligible to vest on achievement of certain market thresholds on a change of control. For the Predecessor period ended July 29, 2024 and the years ended December 31, 2023 and 2022, the contingently issuable potential shares are excluded from the computation of basic and diluted earnings per share as the contingency was not met as of the end of each reporting period. These excluded shares are as follows:

	Outstanding as of
	July 29, 2024	December 31, 2023	December 31, 2022
Tranche B Options	180,828	186,933	169,843
Tranche C Options	55,872	55,872	55,872
Note 6. Accounts Receivable
Accounts receivables are recorded net of an allowance for credit losses and includes invoiced and accrued but unbilled revenue. Accounts receivable consist of the following:

	Successor December 31, 2024	Predecessor December 31, 2023
Accounts receivables	$216,613	$211,097
Unbilled receivables	24,171	24,388
Allowance for credit losses	(4,264)	(2,241)
Total accounts receivables, net	$236,520	$233,244
The Company records an allowance for credit losses for accounts receivable based on management’s expected credit losses. Management’s estimate of expected credit losses is based on its assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes. Changes to the allowance for credit losses are adjusted through credit loss expense, which is included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The following table presents the allowance for credit losses activity:

	Successor December 31, 2024	Predecessor December 31, 2023
Beginning balance	$—	$1,098
Initial allowance for credit losses	1,867	—
Provision	2,703	1,353
Accounts written off	(306)	(226)
Foreign currency translation	—	16
Ending balance	$4,264	$2,241
Note 7. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	Useful Life (years)	Successor December 31, 2024	Predecessor December 31, 2023
Land		$5,950	$5,387
Buildings and leasehold improvements	25	19,308	20,208
Computer, software, and office equipment	3 – 5	2,917	4,669
Machinery and equipment	3 – 10	122,932	167,261
Vehicles	5	53,154	69,305
Construction in progress		6,878	2,904
Total property, plant and equipment		211,139	269,734
Accumulated depreciation		(21,906)	(157,470)
Property, plant and equipment, net		$189,233	$112,264

Total depreciation expense for property, plant and equipment was recognized as follows:

	2024		2023	2022
	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Cost of revenue	$25,282	$22,123	$54,504	$46,137
Selling, general and administrative expenses	237	222	898	1,204
Total depreciation expense	25,519	22,345	55,402	47,341

Note 8. Goodwill
The changes in the carrying amount of goodwill by reportable segment for the Successor period ended December 31, 2024, the Predecessor period ended July 29, 2024, and the Predecessor year ended December 31, 2023, are as follows:

	US	Canada	Total
Balance at December 31, 2022 (Predecessor)	$357,183	$148,218	$505,401
Additions	2,581	—	2,581
Measurement period adjustments	—	(127)	(127)
Currency adjustments	—	3,646	3,646
Balance at December 31, 2023 (Predecessor)	359,764	$151,737	$511,501
Additions	6,016	14,772	20,788
Measurement period adjustments	—	—	—
Currency adjustments	24	(6,714)	(6,690)
Balance at July 29, 2024 (Predecessor)	$365,804	$159,795	$525,599

Balance at July 30, 2024 (Successor)	$—	$—	$—
Additions (1)	352,666	516,882	869,548
Measurement period adjustments	(314)	(3,635)	(3,949)
Currency adjustments	(64)	(19,596)	(19,660)
Balance at December 31, 2024 (Successor)	$352,288	$493,651	$845,939
(1) Amounts represent the goodwill attributable to the Acuren Acquisition

Note 9. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were as follows:

	Weighted Avg. Remaining Life (Years)	Successor December 31, 2024			Predecessor December 31, 2023
		Gross	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14.6	$658,783	($18,298)	$640,485	$266,950	($77,081)	$189,869
Technology	4.6	4,925	(414)	4,511	87,017	(50,981)	36,036
Tradenames	14.6	98,392	(2,731)	95,661	54,221	(16,078)	38,143
Non-compete agreements		—	—	—	1,758	(1,471)	287
		$762,100	($21,443)	$740,657	$409,946	($145,611)	$264,335
The total weighted-average remaining useful life across all of the Company’s intangibles was 14.5 years as of December 31, 2024. For the Successor period ended December 31, 2024, the Company recorded amortization expense of $21.8 million. For the Predecessor period ended July 29, 2024 and the Predecessor years ended December 31, 2023 and 2022, the Company recorded amortization expense of $23.4 million, $39.4 million and $39.1 million, respectively. Amortization expense is recorded in selling, general, and administrative expense on the consolidated statements of operations and comprehensive income (loss). Estimated amortization expense for the five following fiscal years is as follows:

2025	$51,463
2026	51,463
2027	51,463
2028	51,463
2029	51,053
Thereafter	483,752
$740,657
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities balances consists of the following:

	Successor December 31, 2024	Predecessor December 31, 2023
Accrued salaries, wages and related employee benefits	$33,929	$31,698
Accrued trade payables	4,143	9,584
Accrued indirect taxes	4,398	4,320
Accrued sales discounts	3,899	4,338
Insurance accruals	2,781	2,965
Income taxes payable	2,633	5,430
Other accrued expenses	15,893	7,440
Total accrued expenses and other current liabilities	$67,676	$65,775
Note 11. Fair Value Measurements
The Company performs fair value measurements by determining the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a three-level hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:

Level 1 —	Unadjusted quoted prices in active markets that are accessible at the measurement dates for identical, unrestricted assets or liabilities.

Level 2 —	Quoted prices for markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 —	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
If the inputs used to measure the financial assets and liabilities fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values because of their short maturity. The fair values of the Company’s revolving line of credit facilities and long-term debt approximate their carrying value as they are based on current lending rates for similar borrowings, assuming the debt is outstanding through maturity, and considering the collateral. The fair values of the Company’s finance lease obligations approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issuances of debt.

The fair value of the Predecessor’s interest rate swap agreements, existing as of Predecessor periods December 31, 2023 and terminated during the Predecessor period ended July 29, 2024, were determined using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. This fair value measurement is based on inputs that are observable either directly or indirectly and thus represents a Level 2 measurement within the fair value hierarchy. Refer to “Note 13. Financial Instruments” for further details on the accounting treatment of the swap agreements.
Note 12. Debt
The Company’s debt consisted of the following:

	Successor December 31, 2024	Predecessor December 31, 2023
2024 Term loan	$773,063	—
2019 Term loan	—	686,280
Revolving credit facility	—	—
Less: Debt issuance costs	(18,265)	(10,969)
Total debt	754,798	675,311
Less: Current portion	(7,750)	(7,280)
Debt, net of current portion	$747,048	$668,031
2024 Credit Agreement
In connection with the close of the Acuren Acquisition, on July 30, 2024, the Company entered into the New Credit Facility by and among AAL Delaware Holdco, Inc., a wholly-owned subsidiary, as the initial borrower, ASP Acuren Holdings, Inc., as a borrower, and any other subsidiaries of Acuren Corporation from time to time party thereto as borrowers, (the “Borrowers”), the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and as collateral agent (the “Credit Agreement”). In conjunction with the Credit Agreement, the Company incurred a $775.0 million seven-year senior secured term loan (the “Term Loan”) under the senior secured term loan facility (the “Term Loan Facility”), which was used to fund a part of the cash portion of the purchase price in the Acuren Acquisition. The Credit Agreement also provides for a $75.0 million five-year senior secured revolving credit facility of which up to $20.0 million can be used for the issuance of letters of credit (the “Revolving Credit Facility,” and together with the Term Loan Facility, represent the “2024 Credit Agreement”).
Term Loan. The interest rate applicable to the Term Loan is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 2.50% or (2) a secured overnight financing rate (adjusted for statutory reserves) (“SOFR”) plus an applicable margin equal to 3.50%. The Company may elect the interest period for the Term Loan to be one, three, or six months or twelve months if agreed to by all applicable term loan lenders. Interest on the Term Loan is payable at the end of each interest period except that, if the interest period exceeds three months, interest is payable every three months. Principal payments on the Term Loan will commence on December 31, 2024 and will be made in quarterly installments on the last day of each fiscal quarter in an amount equal to 0.25% of the initial aggregate principal amount of the Term Loan. The Term Loan matures on July 30, 2031. The Company may prepay the Term Loan in whole or in part at any time without penalty, except that any prepayment in connection with a repricing transaction within six months of July 30, 2024 will be subject to 1% prepayment premium. Additionally, subject to certain exceptions, the Term Loan Facility may be subject to mandatory prepayments using the proceeds from non-ordinary course asset dispositions, proceeds from certain incurrences of debt or commencing in 2026, a portion of Company’s annual excess cash flows based upon certain leverage ratios.
Repricing of Term Loan. On January 31, 2025, the Company entered into the First Amendment to 2024 Credit Agreement, pursuant to which, the interest rate margins for the Term Loan decreased from 2.50% to 1.75% for the base rate and from 3.50% to 2.75% for the secured overnight financing rate. All other material terms of the Credit Agreement, including the aggregate principal amount, repayment terms, interest rate applicable on the revolving credit facility remained the same.

Revolving Credit Facility. The interest rate applicable to borrowings under the Revolving Credit Facility is, at Company’s option, either a base rate plus an applicable margin equal to 2.50% or a secured overnight financing rate (adjusted for statutory reserves) plus an applicable margin equal to 3.50%. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.375% or 0.50% based on Company’s first lien net leverage ratio. The Company is also required to pay letters of credit fees on the amounts of outstanding letters of credit plus a fronting fee to the issuing lender and administration fees. Amounts drawn under each letter of credit bear interest at a rate of 3.50% per annum. Funds available under the Revolving Credit Facility may be used for general corporate purposes. The Revolving Credit Facility matures on July 30, 2029.
Letters of Credit and Surety Bonds.  As of December 31, 2024, the Company had $5.8 million in stand-by letters of credit issued (as a component of the Revolving Credit Facility), but did not withdraw any amount against the letters of credit, and $2.1 million in surety bonds outstanding.
The 2024 Credit Agreement contains certain customary negative operating covenants (certain of which are not applicable depending on net leverage ratios), customary restrictive covenants and other customary provisions relating to events of default, including non-payment of principal, interest or fees, breach of covenants, misrepresentations, insolvency proceedings, cross default to other indebtedness of the Borrowers and its subsidiaries in excess of $40.0 million or judgments from creditors of such amount, change of control, and certain events relating to Employee Retirement Income Security Act (“ERISA”) plans. Solely with respect to the Revolving Credit Facility, the Credit Agreement contains a financial covenant for the First Lien Net Leverage Ratio to exceed 5.85 to 1 to be tested as of the last day of any such fiscal quarter only in the event that the total outstanding (excluding undrawn Letters of Credit) is greater than 35% of the total Revolving Credit Commitment. As of December 31, 2024, the Company was in compliance with the covenants.
Obligations under the 2024 Credit Agreement are guaranteed on a senior secured basis, jointly and severally, by Acuren Corporation and substantially all of its U.S. and Canadian subsidiaries. Amounts borrowed under the 2024 Credit Agreement are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of the Borrower and each guarantor.
As of December 31, 2024, the Company had $773.1 million of indebtedness outstanding under the Term Loan. The Company incurred an aggregate of $19.5 million in debt issuance costs for the Term Loan that are amortized using the effective interest method over the life of the Term Loan using an effective interest rate of 9.2%. The Company incurred an additional fee of $5.0 million related to a portion of the commitment of funds by the lenders which expired unused upon closing of the Credit Agreement and thus the fee was included in the accumulated earnings of the Successor as of July 30, 2024. As of December 31, 2024, the unamortized debt issuance cost balance was $18.3 million and is presented as a reduction of the carrying value of the Term Loan in the consolidated balance sheets. For the Successor period ended December 31, 2024, the Company recorded total interest expense of $29.2 million, inclusive of the amount of $1.2 million related to the amortization of debt issuance costs.
The Company incurred an aggregate of $1.9 million in debt issuance costs for the Revolving Credit Facility that are amortized over the five-year term of the revolving Credit Facility on a straight-line basis. As of December 31, 2024, the unamortized debt issuance costs balance was $1.7 million and is presented in “Other assets” in the consolidated balance sheets. For the Successor period ended December 31, 2024, the Company recorded interest expense of $0.2 million associated with the Revolving Credit Facility.
Predecessor Period
2019 Credit Agreement
On December 20, 2019 the Predecessor entered into a credit agreement (“2019 Credit Agreement”). The Credit Agreement was collateralized by all of the Predecessor’s assets. The 2019 Credit Agreement provided for an initial term loan of $430.0 million and was amended on January 23, 2020, November 19, 2021, and August 15, 2023, providing an additional $15.0 million, $100.0 million and $170.0 million of principal under the term loan. The term loan would have matured on January 23, 2027 and provided for interest at a variable rate which consists of the base rate, as defined in the agreement, plus a SOFR-based applicable rate, which can vary between 3.0% and 4.5% depending on the type of term loan.

The interest rate was 9.5% and 9.7% through Closing Date and as of December 31, 2023, respectively. As of the Closing Date and December 31, 2023, the balance of the term loan was $679.9 million and $686.3 million, respectively. The term loan was presented net of the deferred financing costs of $8.8 million and $11.0 million as of Closing Date and December 31, 2023, respectively.
Revolving Credit Facility. As of Closing Date and December 31, 2023, the balance of the revolving credit facility was $20.0 million and $0.0 million, respectively. The revolving credit facility had a maturity of October 23, 2026. The revolving credit facility accrued interest as of a variable rate which consists of the base rate, as defined in the agreement, plus a SOFR-based applicable rate, which can vary between 3.0% and 4.5% depending on the net leverage ratio, as defined in the agreement, as well as an unutilized fee of 0.5%. As of July 29, 2024, the interest rate on the revolving credit facility was 9.2%.
Letters of Credit. As of December 31, 2023, the Company had issued undrawn letters of credit totaling approximately $5.5 million in connection with various current and expiring insurance policy obligations. The letters of credit reduced the amount available under the Credit Agreement and were considered funded debt for purposes of calculating financial covenants. Fees for letters of credit ranged from 4.0% to 4.5% of the letter of credit amount, depending on the net leverage ratio.
Under the 2019 Credit Agreement, the Predecessor was subject to certain financial and nonfinancial covenants which place restrictions on leverage ratios, among other things. In addition, commencing with the year ending December 31, 2020, the 2019 Credit Agreement required mandatory prepayments of the consolidated excess cash flows, as defined in the agreement, if certain cash flow targets were met. No excess cash flow payments were required through the Closing Date and for the period ended December 31, 2023.
As a result of the Acuren Acquisition, the outstanding amounts under the 2019 Credit Agreement were paid off and the remaining unamortized deferred financing costs of $8.8 million related to the term loan and $0.2 million related to the revolving line of credit were extinguished. For the Predecessor period ended July 29, 2024, the Company recognized a loss of $9.1 million on extinguishment of debt.
Note 13. Financial Instruments
The Company has occasionally used interest rate swap agreements to mitigate interest rate exposure on its variable rate debt. The Company did not designated these derivatives as hedging instruments and reported these agreements at fair value with unrealized gains and losses recorded within interest expense, net within the consolidated statements of operations and comprehensive income (loss) in the reporting period in which the unrealized gains and losses occurred.
During the Successor period ended December 31, 2024, the Company had no interest rate agreements. All historical agreements were terminated during the Predecessor period ended July 29, 2024.
As of December 31, 2023, the Company had two interest rate agreements acting collectively as a collar with an interest rate floor of 0% and an interest rate cap of 1.92% intended to mitigate the Company’s exposure to an increase in its variable interest rate above 2.375% related to an initial notional amount of $333.8 million of its variable rate debt obligations. If the variable interest rate component exceeds the benchmark amount, the intended effect was to convert the variable interest rate of the notional debt amount to a fixed interest rate.
On March 23, 2023, the Company renegotiated, in advance, a new instrument commencing on February 29, 2024, acting as a collar of a notional amount of $400.0 million, with an interest rate floor of 2.2% and an interest rate cap of 5.0% intended to further mitigate the Company’s exposure to increases in its variable interest rates on its term loans. During the year ended December 31, 2024, both interest rate instruments were terminated.
As of December 31, 2023, the Company recorded the gross value of the interest rate derivatives in the amount of $3.1 million in prepaid expenses and other current assets on its consolidated balance sheets. During the years ended December 31, 2023 and December 31, 2022, the change in the fair value of outstanding interest rate agreements resulted in a net unrealized loss of $7.8 million and unrealized gain of $9.1 million, respectively, which is included within interest expense, net. Additionally, during the years ended December 31, 2023 and 2022 the Company recognized $11.1 million and $1.0 million of realized gains, respectively, relating to interest rate instruments in interest expense, net.

Note 14. Income Taxes
The Company had pre-tax income (loss) as follows:

	2024		2023	2022
	Successor July 30 to December 31	Predecessor January 1 to July 29 (As Restated)	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Domestic	($128,633)	($30,305)	($38,505)	($6,030)
Foreign	17,925	17,845	34,225	29,481
Total pre-tax income (loss)	($110,708)	($12,460)	($4,280)	$23,451

The provision for income taxes consists of the following:

	2024		2023	2022
	Successor July 30 to December 31	Predecessor January 1 to July 29 (As Restated)	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Current
Federal	($248)	$—	$8,058	$5,288
State	908	879	2,564	2,017
Foreign	8,099	11,397	15,130	14,414
Total current tax provision	8,759	12,276	25,752	21,719

Deferred
Federal	(9,634)	(5,868)	(14,912)	(9,265)
State	(1,246)	(1,506)	(2,215)	(1,737)
Foreign	(3,135)	(1,659)	(6,616)	(7,048)
Total deferred tax provision	(14,015)	(9,033)	(23,743)	(18,050)
Increase (decrease) in valuation allowance	$—		$—	($261)
Net deferred tax provision	($14,015)	($9,033)	($23,743)	($18,311)
Provision (benefit) for income taxes	($5,256)	$3,243	$2,009	$3,408

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income as follows:

	2024				2023		2022
	Successor July 30 to December 31		Predecessor January 1 to July 29 (As Restated)		Predecessor January 1 to December 31		Predecessor January 1 to December 31
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax provision at statutory tax rate	(23,249)	21%	(2,617)	21%	(898)	21%	4,925	21%
State income taxes, net of federal benefit	(260)	—%	(1,436)	12%	283	(7%)	581	3%
Foreign tax rate differential	842	(1%)	1,522	(12%)	1,097	(26%)	889	4%
Permanent differences	—	—%	(315)	2%	504	(12%)	87	—%
Meals and entertainment	673	(1%)	877	(7%)	1,496	(35%)	611	3%
Goodwill	—	—%	—	—%	(576)	14%	(576)	(2%)
Transaction costs	2,730	(2%)	(5,154)	41%	—	—%	—	—%
Bargain purchase gain	—	—%	—	—%	—	—%	(2,480)	(11%)
Stock compensation	14,705	(13%)	172	(1%)	309	(7%)	—	—%
Bonus	—	—%	(2,185)	17%	—	—%	—	—%
State rate deferred benefit	—	—%	—	—%	(557)	13%	(828)	(4%)
Foreign deferred rate change	—	—%	—	—%	40	(1%)	33	—%
Change in valuation allowance	—	—%	12,596	(101%)	—	—%	—	—%
Other	(697)	1%	(217)	1%	311	(7%)	166	1%
Provision (benefit) for income taxes	($5,256)	5%	$3,243	(27)%	$2,009	(47)%	$3,408	15%
Global Intangible Low Taxed Income (“GILTI”) is a tax on income that is earned by certain foreign affiliates owned by a U.S. shareholder. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. The Company has determined that due to the statutory high tax exception related to foreign earnings, there was no impact of GILTI for the Successor period ended December 31, 2024 and the Predecessor years ended December 31, 2023 and 2022.

Deferred income tax attributes resulting from differences between financial accounting and income tax bases of assets and liabilities are as follows:

	December 31,
	2024 Successor	2023 Predecessor
Deferred income tax assets
Net operating loss carryforward	$16,183	$11,926
Allowance for doubtful accounts	1,030	536
Accrued expenses	1,852	1,832
IRC Sec 163(j) interest carryforward	29,839	15,189
Deferred share based compensation	398	3,315
Pension and workers compensation	1,087	655
Accrued compensation	1,875	944
Tax credits	1,082	1,083
IRC Sec 174 capitalized costs	1,250	1,182
Other	1,103	643
Gross deferred income tax assets	$55,699	$37,305

Deferred income tax liabilities
Property and equipment	(27,520)	(10,967)
Goodwill and other intangibles	(178,086)	(58,457)
Other	—	(807)
Total deferred income tax liabilities	(205,606)	(70,231)
Net deferred income taxes	($149,907)	($32,926)
At December 31, 2024 the Company’s net deferred income tax balance within the consolidated balance sheet consisted of long-term deferred tax assets of approximately $0.8 million and long term deferred tax liabilities of approximately $150.7 million. At December 31, 2023, the balance consisted of long term deferred tax assets of approximately $2.4 million and long term deferred tax liabilities of approximately $35.3 million.
The Company evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was needed. The deferred tax assets are composed principally of net operating loss carryforwards and 163(j) interest limitation carryforwards. Based on available evidence, the Company recorded a valuation allowance of $12.6 million as of July 29, 2024. As a result of the Admiral acquisition and the new basis of accounting, the Company assessed and determined a valuation allowance was not necessary in the Successor period. The release of the $12.6 million allowance had no impact on the Predecessor or Successor provision (benefit) for income taxes. We will continue to monitor the evidence and the realizability of our deferred tax assets in future periods. Should evidence regarding the realizability of our deferred tax assets change at a future point in time, we will adjust the valuation allowance as required.
At December 31, 2024 and 2023, the Company had U.S. federal income tax net operating losses (“NOLs”) of approximately $67.9 million and $48.4 million, respectively. At December 31, 2024 and 2023, the Company had U.S. state income tax NOLs of approximately $14.9 million and $10.8 million, respectively. The federal NOLs do not expire and the state NOLs will begin to expire in 2030. In addition, the Company had foreign NOLs of approximately $1.6 million and $2.3 million at December 31, 2024 and 2023, respectively, which will begin to expire in 2037.
For U.S. federal tax purposes, the tax years 2021 and after remain open and subject to examination. For most U.S. state tax purposes, tax years 2020 and after remain open and subject to examination. For Canadian federal tax purposes, tax years 2020 and after remain subject to examination.

The Company has unrecognized tax benefits of $4.8 million at December 31, 2024 and $15.7 million at December 31, 2023. The following table summarizes the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	2024		2023
	Successor July 30 to December 31	Predecessor January 1 to July 29 (As Restated)	Predecessor January 1 to December 31
Balance, beginning of period	$13,976	$15,667	$15,667
Additions for tax positions related to the current year	—	—	—
Additions for tax positions from prior years	—	—	—
Reductions for tax positions from prior years	—	—	—
Settlement payments	—	—	—
Statues of limitations expirations	(9,148)	(1,691)	—
Translation and other	—	—	—
Balance, end of period	$4,828	$13,976	$15,667

At November 14, 2022, the Company recorded a $14.5 million unrecognized tax benefit on its balance sheet as long-term tax payable related to the pre-acquisition tax exposures of Versa. The Company is fully indemnified for any future realization of the liability through escrow funding and, as such, has also recorded a long-term asset of $14.5 million. On July 29, 2024, the Company released $1.7 million of the unrecognized tax benefit as a result of the expiration of the statue of limitations. In addition, on December 31, 2024 the Company released an additional $8.4 million of the unrecognized tax benefit related to Versa also as a result of the expiration of the statute of limitations. The corresponding long-term asset of $14.5 million was also reduced by $1.7 million and $8.4 million for the corresponding periods, respectively. In addition, the Company reduced the reserve by an additional $0.7 million as a result of the expiration of the statute of limitations on state tax returns as of December 31, 2024. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense, which was not significant during the Successor period ending December 31, 2024 and the Predecessor period ending December 31, 2023, respectively.
Note 15. Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.
The Company leases real estate facilities from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 20 years. The Company also leases vehicles under finance lease agreements with initial terms of four to five years. Accordingly, the Company recognizes a right-of-use (“ROU”) asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term for substantially all leases with a lease term greater than 12 months.

	2024		2023	2022
	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Operating lease cost	$3,667	$5,736	$8,813	$7,308
Finance lease cost - amortization of right-of-use assets	4,118	6,010	10,298	7,715
Finance lease cost - Interest on lease liabilities	799	1,005	1,523	836
Short term lease expense	1,171	202	—	—
Variable lease cost	731	1,063	4	8
Total lease cost	$10,486	$14,016	$20,638	$15,867
Operating lease cost is recognized on a straight-line basis over the lease term and is recorded primarily in selling, general, and administrative expenses. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities, and results in a front-loaded expense pattern over the lease term. The components of lease expense are as follows:
Supplemental cash flow information related to lease is as follows:

	2024		2023	2022
	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	3,429	5,990	9,284	5,672
Operating cash outflows - interest payments on finance leases	799	1,005	1,523	836
Financing cash outflows - principal payments on finance leases	3,906	5,745	9,948	7,424

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	5,575	6,748	6,949	12,400
Finance leases	4,673	5,988	11,049	19,878

Supplemental balance sheet information related to leases is as follows:

	Successor December 31, 2024	Predecessor December 31, 2023
Operating Leases
Operating lease right-of-use assets, net	$30,001	$22,441

Current portion of operating lease obligations	7,204	7,498
Non-current operating lease obligations	21,838	17,773
Total operating lease liabilities	$29,042	$25,271

Finance Leases
Equipment, net	$28,532	$28,655

Current portion of finance lease obligations	9,824	9,125
Non-current finance lease obligations	18,915	20,288
Total finance lease liabilities	$28,739	$29,413

Weighted-average remaining lease term (years):
Operating leases	5.45	5.25
Finance leases	3.26	3.41

Weighted-average discount rate:
Operating leases	7.32%	6.21%
Finance leases	6.78%	5.89%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the consolidated balance sheets is as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025	$9,034	$11,384
2026	7,503	9,507
2027	5,462	6,411
2028	3,528	3,323
2029	2,678	1,245
Thereafter	7,298	—
Total lease payments	$35,503	$31,870
Less imputed interest	(6,461)	(3,131)
Total present value of lease liabilities	$29,042	$28,739
Note 16. Employee Benefit Plans
Retirement Plans
The Company provides a 401(k) savings plan for eligible U.S. based employees. Employee contributions are discretionary up to the IRS prescribed limits; however, catch up contributions are allowed for employees 50 years of age or older. The plan provides for discretionary employer matching contributions. The Company expensed $2.2 million and $1.5 million in the periods from January 1 to July 29, 2024 (Predecessor) and July 30 to December 31, 2024 (Successor), respectively, and $3.1 million and $2.7 million for the years ended December 31, 2023 and 2022 (Predecessor), respectively, for its contributions to this plan which are included in selling, general and administrative expenses.
The Company’s Canadian subsidiaries provide registered retirement savings plans (“RRSP”). Employee and employer matching contributions are discretionary. The Company expensed $1.3 million and $1.0 million in the periods from January 1 to July 29, 2024 (Predecessor) and July 30 to December 31, 2024 (Successor), respectively, and $1.9 million and $1.8 million for the years ended December 31, 2023 and 2022 (Predecessor), respectively, for its contributions to this plan which are included in selling, general and administrative expenses. The Company provides plans in certain other foreign jurisdictions, however the amounts charged to expense under these plans have not been material for the years ended December 31, 2024, 2023 and 2022.
The Company participates in multiemployer retirement plans that provide defined benefits to certain employees covered by unionized collective bargaining agreements. Such plans are generally administered by the local labor representative of the respective union. The Company expensed $0.2 million and $0.3 million in the periods from January 1 to July 29, 2024 (Predecessor) and July 30 to December 31, 2024 (Successor), respectively, and $0.4 million and $0.6 million for the years ended December 31, 2023 and 2022 (Predecessor), respectively, for contributions to these plans on behalf of all its U.S. based unionized employees. The Company’s Canadian operations are inherently highly unionized. The majority of Canadian direct employees belong to the Quality Control Council of Canada (“QCCC”), a union specifically dedicated to NDT professionals. The Company made employer contributions to the QCCC pension on behalf of its employees in the amounts of $6.8 million and $4.7 million in the periods from January 1 to July 29, 2024 (Predecessor) and July 30 to December 31, 2024 (Successor), respectively, and $11.4 million and $11.8 million for the years ended December 31, 2023 and 2022 (Predecessor), respectively. The Company’s U.S. contributions are less than 5% of the total contributions in each plan it participates in. The Company’s percentage of contributions to the plan is not readily available public information. The future cost of these plans is dependent on several factors including the funded status of the plans and the ability of the participating employers to meet their ongoing funding obligations. If the Company voluntarily withdraws or is deemed to partially withdraw, or there is a mass employer withdrawal from the plan, the Company would be obligated to pay additional contributions for its proportionate share of the unfunded vested liability at that time.
Long-Term Incentive Plans
The Company maintains a long-term management incentive bonus plan for select executives and management personnel who are in positions to significantly contribute to operating results. Annual financial goals are established for share awards. Awards are granted in the form of phantom shares subject to service vesting. Phantom shareholders are entitled to a cash payment calculated by multiplying the number of shares awarded by the phantom share value on the vesting date. Payments are in cash only and paid in two installments. The first installment of 50% is paid on the vesting date first anniversary and the second installment of 50% is paid on the vesting date second anniversary. Awards generally vest in three years. The phantom share value is calculated based on a plan defined formula. There were 178 and 221 phantom shares awarded and outstanding at December 31, 2024 and 2023, respectively; of which 132 and 176, respectively, were vested. The Company has recorded $1.1 million and $1.3 million for its long-term management incentive bonus plan liability in “Other liabilities” on the consolidated Balance sheets as of December 31, 2024 and 2023, respectively. Additionally, the Company has recorded $0.3 million related to the incentive bonus plan liability in “Accrued expenses and other current liabilities as of December 31, 2024.
Note 17. Share-Based Compensation
Successor Period
Cash settlement of Tranche C Options
As stipulated in the merger agreement for the Acuren Acquisition, all unvested stock options were immediately vested at the Close Date, including the Tranche C stock options which would not have otherwise become exercisable due to the market condition not being achieved. Both U.S. and Canadian holders of Tranche C stock options (including the director as discussed below) received cash proceeds totaling $7.4 million at the close, which was recognized as day-one compensation expenses recorded in the consolidated statement of operations and other comprehensive income (loss) in the Successor period. See section “—Stock Option Plans and Stock Grants” below for details of the compensation plan.
Series A Preferred Stock
Because the annual dividend amount associated with the Series A Preferred Stock (formerly known as the Founder Preferred Shares of Acuren BVI) is determined based on the market price of the Company’s Common Stock, the Company has determined the Series A Preferred Stock is akin to a market condition award settled in shares. The grant-date fair value of any potential future Annual Dividend amounted to approximately $72.8 million, which was measured using the Monte Carlo method and took into consideration different share price paths. The following table captures the assumptions used in calculating the issuance date fair value:

Number of securities issued	1,000,000
Vesting period	Immediate
Assumed price upon acquisition	$10.00
Probability of winding-up	40.50%
Probability of acquisition	59.50%
Time to acquisition	1.17 years
Volatility (post-Acquisition)	46.47%
Risk free interest rate	3.54%
As the right to the annual dividend amount would only be triggered upon an acquisition, an event not considered probable until consummated, no expense was recognized before then. The Acuren Acquisition met the definition of an acquisition. Therefore, at the Closing Date, the Company recognized a one-time, non-cash compensation expense of approximately $62.3 million, based on their grant-date fair value, net of cash consideration of $10.5 million received from the Founder Entity at the issuance. See “Note 4. Shareholders’ Equity” for further discussion.
Share Options
On May 22, 2023, the Company issued 125,000 share options to its Independent Non-Founder Directors to purchase Common Stock (formerly, Ordinary Shares of Acuren BVI) of the Company (the “Share Options”). The Share Options have an exercise price of $11.50 per share of Common Stock, subject to such adjustment as the Directors consider appropriate in accordance with the terms of the option agreements, and a performance condition of vesting on an acquisition, which is not considered probable until an acquisition has occurred. The grant-date fair value of the share Options was estimated at $1.647 per share. The Acuren Acquisition met the definition of an acquisition and as a result, the Company recognized a one-time, non-cash compensation expenses of $0.2 million.
Restricted Stock Units
Awards of Restricted Stock Units (“RSUs”) are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The RSU’s are generally of two types, time-based and market-based and are settled in the shares of the Company’s Common Stock upon vesting. The time-based awards issued to the Company’s employees primarily vest in equal installments over a three-year service period from the date of grant. The time-based RSUs issued to the Company’s directors vest at the end of the anniversary date of their grant date. Subject to the volume weighted average price of the Company’s Common Stock reaching $20 per share over a ten consecutive trading day period before the fifth anniversary of the grant date, the market-based RSUs shall vest upon the later of the first anniversary of the grant date and the calendar day following such a ten-day period.
The grant-date fair value of the time-based awards was determined based on the fair value of the underlying Common Stock on the grant date. The grant-date fair value of the market-based awards was determined using a Monte Carlo simulation method which takes into consideration different stock price paths. The significant assumptions used to determine the fair value include volatility of 35% and a risk-free interest rate of 3.37%.

Below is a summary of the activities of RSUs for the Successor period ended December 31, 2024:

	Time Vesting Units		Market Vesting Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of July 30, 2024	—	$—	—	$—
Granted	950	10.00	900	5.35
Forfeited	(123)	10.00	(123)	5.35
Units Vested	—	—	—	—
Unvested as of December 31, 2024	827	$10.00	777	$5.35
The Company recognized $1.0 million share-based compensation expense for time-based RSU’s and $0.5 million for market-based RSUs during the Successor period ended December 31, 2024. As of December 31, 2024, the total unrecognized compensation expense for time-based RSUs are $7.2 million, which are expected to be recognized over a weighted average period of approximately 2.5 years. As of December 31, 2024, the total unrecognized compensation expense for market-based RSUs are $3.7 million, which are expected to be recognized over a weighted average period of approximately 2.2 years.
Common Stock Awards
During the Successor period ended December 31, 2024, the Company issued 63,700 shares of fully vested Common Stock to a selected group of employees to retain and reward their employment services and assumed the associated tax liability. As a result, the Company recognized compensation expense of $0.6 million.
Share-based compensation expense recognized for all awards during the Successor period ended December 31, 2024 were recorded in “Selling, general and administrative expenses” in the consolidated statement of operations and other comprehensive income.
Predecessor Period
Stock Option Plans and Stock Grants
On May 17, 2024, the Company reached an agreement with a member of the Company’s Board of Directors to make a one-time cash payment equal to two times the amount of share-based compensation awards entitled at the close of the Acuren Acquisition. In exchange, 42,240 shares of Tranche A Options, 21,120 shares of Tranche B Options, and 12,367 shares of Tranche C Options were forfeited. This transaction resulted in a modification to the share-based compensation awards from equity to liability classification. Because the completion of the Acuren Acquisition was not deemed probable until the actual consummation, no liability was recognized and no change to accounting made as of June 30, 2024. At the close of the Acuren Acquisition, the Company made a total cash payment of $20.8 million to the director to settle the related liability, resulting in incremental compensation expenses of $19.5 million. $17.8 million of the incremental compensation expenses were related to his Tranche A and Tranche B Options where would have become fully vested based on their original vesting conditions. Because the recognition of the expenses was triggered by the consummation of the Acuren Acquisition, they will be presented “on the line” and will not be reflected in either predecessor or successor financial statement periods. The remaining amount was related to his Tranche C Options and recognized as day-one expenses during the successor financial statement period. See further discussion in Successor section above.
On June 20, 2024 (the “Modification Date”), the Company’s Board of Directors decided to accelerate the vesting of all outstanding stock options held by its Canadian employees and make them fully exercisable effective as of June 20, 2024. Stock options that were impacted consisted of 157,844 shares of Tranche A Options, 75,656 shares of Tranche B Options, and 28,824 shares of Tranche C Options. The Company applied the modification accounting under ASC 718 and accounted for the change to the vesting condition of Tranche A Options as a Type I (Probable-to-Probable) modification and the change to Tranche B and C Options as a Type III (Improbable-to-Probable) modification. On the Modification Date, unrecognized compensation expense of $1.2 million related to Tranche A Options was immediately recognized. Additionally, the Company recognized compensation expense of $14.8 million for the aggregated incremental fair value transferred to holders of Tranche A, B, and C Options, measured as of the Modification date, as a result of the acceleration of their vesting.
Subsequent to the modification on June 24, 2024, a significant number of eligible Canadian employees exercised their vested Tranche A, B, and C Options to purchase 262,324 shares of common stock and paid the exercise price with a non-recourse promissory note (“Promissory Note”). The aggregated principal amount of Promissory Notes from employees was $28.3 million, consisting of $19.6 million for exercise prices and $8.7 million for withholding taxes. The Promissory Notes are secured by the equity interest in the common stock, bear interest at the rate of 6% per annum (increased by 3% on an event of default), and are payable on Maturity Date which is defined as the earlier of (i) the date of the closing of (x) the transactions contemplated by that certain Agreement and Plan of Merger, dated May 21, 2024, or (y) any other change of control, (ii) the termination of employment of the Holder, and (iii) the date that is three years from the date of the Promissory Notes. The exercises of these options were not considered substantive until the Promissory Notes were repaid at the close of the Acuren Acquisition on July 30, 2024.
At the close of the Acuren Acquisition on July 30, 2024, Tranche A and B stock options held by U.S. employees and certain Canadian employees whose options were not modified in June 2024 became fully vested based on their original vesting conditions and their Tranche C stock options satisfied the original performance condition but failed to meet the market condition. As a result, the remaining unrecognized compensation expense of $10.0 million associated with these options at the time of the close was immediately recognized. Because the recognition of the expense was triggered by the consummation of the Acuren Acquisition, they will be presented “on the line” and will not be reflected in either predecessor or successor financial statement periods.
For the period ended July 29, 2024 and for the years ended December 31, 2023 and 2022, the Company recorded approximately $17.9 million, $5.0 million, and $2.6 million of stock compensation expense, respectively, which is included in “Selling, general and administrative expenses”.
The Company uses the Black-Scholes option pricing model to determine the fair value of options with service only vesting conditions and the Monte Carlo valuation model to determine the fair value of the option grants with market vesting condition. The following assumptions were used to value the options issued during the years ended December 31, 2023 and 2022 and options modified during the period ended July 29, 2024:

	Predecessor Period ended July 29, 2024	Predecessor Year ended December 31, 2023	Predecessor Year ended December 31, 2022
Weighted average risk-free interest rate	4.20 – 4.90%	3.77 – 5.22%	1.56 – 3.93%
Expected dividend yield	—%	—%	—%
Expected volatility	40%	40 – 50%	40%
Expected life of options (years)	1.50 – 6.04	1.38 – 5.00	5.00
Note 18. Commitments and Contingencies
Legal Proceedings
The Company is involved in matters that involve various claims which have arisen in the normal course of business. The Company does not believe any liabilities that may arise as a result of such claims will have a material adverse effect, individually or in the aggregate, on its business, results of operations, cash flows, or financial condition.
Note 19. Segment Reporting
Operating segments are components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company has two operating and reportable segments which are the United States and Canada. The Company has operations in the United Kingdom that are not considered material and are included in the United States reportable segment. Each segment is representative of the operations incurred under the respective geographic territory. Both operating segments provide the same services to a similar base of customers.
The Company’s CODM is the chief executive officer. The CODM reviews financial information presented at the U.S. and Canada level for the purposes of allocating resources and evaluating financial performance. The accounting policies of the reportable segments are the same as those described in “Note 1. Summary of Significant Accounting Policies and Practices.” The Company evaluates the performance of its U.S. and Canada segments based primarily on each segment’s revenue, cost of revenue, and gross profit. Total service revenue and cost of revenue include intercompany revenue and profit, which are ultimately eliminated within Corporate & Eliminations.
The CODM uses gross profit and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross profit for evaluating pricing strategy to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees. The CODM has ultimate responsibility for enterprise decisions and making resource allocation decisions for the company and the segments.
The following tables set forth certain financial information for each of the Company’s reportable segments for the periods indicated:

	Successor
	July 30 to December 31, 2024
	United States	Canada	Corporate & Eliminations	Total
Service revenue	$267,136	$197,541	$(1,150)	$463,527
Cost of revenue	208,574	152,424	(1,150)	359,848
Gross profit	58,562	45,117	—	103,679
Depreciation and amortization	28,979	18,334	—	47,313
Total assets	1,172,900	1,034,839	—	2,207,739
Long-lived assets (1)	119,354	69,879	—	189,233

	Predecessor
	January 1 to July 29, 2024
	United States	Canada	Corporate & Eliminations	Total
Service revenue	$363,474	$271,859	$(1,467)	$633,866
Cost of revenue	255,335	218,013	(1,467)	471,881
Gross profit	108,139	53,846	—	161,985
Depreciation and amortization	28,402	17,375	—	45,777

	Predecessor
	January 1 to December 31, 2023
	United States	Canada	Corporate & Eliminations	Total
Service revenue	$643,847	$409,150	$(2,940)	$1,050,057
Cost of revenue	498,964	314,510	(2,940)	810,534
Gross profit	144,883	94,640	—	239,523
Depreciation and amortization	60,997	33,821	—	94,818
Total assets	745,925	516,690	—	1,262,615
Long-lived assets (1)	69,926	42,338	—	112,264

	Predecessor
	January 1 to December 31, 2022
	United States	Canada	Corporate & Eliminations	Total
Service revenue	$516,055	$416,042	$(3,771)	$928,326
Cost of revenue	403,463	325,683	(3,771)	725,375
Gross profit	112,592	90,359	—	202,951
Depreciation and amortization	53,236	33,201	—	86,437
Total assets	817,417	482,944	—	1,300,361
Long-lived assets (1)	87,941	46,259	—	134,200
_________
1.Long-lived assets consists of plant, property and equipment as identified in “Note 7. Plant, Property, and Equipment”
Note 20. Related Parties
On July 30, 2024, the Company entered into a Consulting Services Agreement with Mariposa Capital, LLC, an affiliate of Sir Martin E Franklin. Under this agreement, Mariposa Capital, LLC agreed to provide certain services, including corporate development and consulting services, consulting services with respect to mergers and acquisitions, investor relations services, strategic planning consulting services, capital expenditure allocation consulting services, strategic treasury consulting services and such other services relating to the Company as may from time to time be mutually agreed. In connection with these services, Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. The initial term of this agreement will terminate on July 30, 2025 and will be automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. This agreement may only be terminated by the Company upon a vote of a majority of the directors. In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the initial term or a renewal term, as the case may be.
During the Predecessor period ended July 29, 2024 and the Predecessor years ended December 31, 2023 and 2022, the Company was party to an agreement with American Securities, LLC, a related party, for management consulting services including acquisition planning and evaluation, strategic planning, and project management. The Company expensed $2.5 million, $3.4 million, and $3.2 million, respectively, included in “Selling, general, and administrative expenses” in relation to this agreement. This agreement terminated along with the Acuren Acquisition.
As of December 31, 2024, 1,000,000 Series A Preferred Stock and 18,877,500 Common Shares were held by the Founder Entity. Sir Martin E. Franklin, a Founder and Director, is a beneficial owner and the manager of the Founder Entity and, as such, may be considered to have beneficial ownership of all the Founder Entity’s interests in the Company. RAEF Family Trust, of which Robert A.E. Franklin is a grantor, holds a limited liability company interest in Mariposa Acquisition IX, LLC and, as a result, may be deemed to have a pecuniary interest in approximately 997,150 Common Shares and approximately 185,000 Common Shares issuable upon conversion of Series A Preferred Stock held by Mariposa Acquisition IX, LLC. James E. Lillie holds a limited liability company interest in Mariposa Acquisition IX, LLC and, as a result, may be deemed to have a pecuniary interest in approximately 1,746,169 Common Shares and approximately 92,500 Common Shares issuable upon conversion of Series A Preferred Stock held by Mariposa Acquisition IX, LLC.
Note 21. Supplemental Disclosures to Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities (in thousands):

	2024		2023	2022
	Successor July 30 to December 31	Predecessor January 1 to July 29	Predecessor January 1 to December 31	Predecessor January 1 to December 31
Supplemental disclosure of cash flow information
Interest paid	$36,984	$32,332	$60,355	$35,910
Income taxes paid	12,334	14,579	29,761	17,403
Supplemental disclosure of non-cash operating, investing, and financing activities:
Equity consideration issued in conjunction with Acuren Acquisition	4,000	—	—	—
Settlement of derivative liability	967	—	—	—
Purchase of property and equipment accrued and not yet paid	1,606	2,434	2,147	1,331
Note 22. Subsequent Events
On January 31, 2025, the Company entered into the First Amendment to 2024 Credit Agreement. See “Note 12. Debt” for further discussion.