Form 10-Q
period 2025-03-31
ACUREN CORP
filed 2025-05-15
CIK 2032966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 001-42524
Acuren Corporation
(Exact name of registrant as specified in its charter)

Delaware	66-1076867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14434 Medical Complex Drive, Suite 100 Tomball, Texas	77377
(Address of principal executive offices)	(Zip Code)
(800) 218-7450
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TIC	NYSE American
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The number of shares of the Registrant’s Common Stock outstanding as of May 9, 2025 was 121,476,215.

		Page
Part I - Financial Information
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor)	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

Part II - Other Information
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Signatures		26
i

Part I - Financial Information
Item 1. Financial Statements
Acuren Corporation
Condensed Consolidated Balance Sheets
(amounts in thousands, except par and share data)
(Unaudited)

	Successor
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$155,739	$139,134
Accounts receivable, net	206,652	236,520
Prepaid expenses and other current assets	14,276	18,582
Total current assets	376,667	394,236
Property, plant and equipment, net	183,473	189,233
Operating lease right-of-use assets, net	30,515	30,001
Goodwill	848,977	845,939
Intangible assets, net	733,057	740,657
Deferred income tax asset	765	765
Other assets	6,826	6,908
Total assets	$2,180,280	$2,207,739
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$20,786	$13,877
Accrued expenses and other current liabilities	61,804	67,676
Current portion of debt	7,731	7,750
Current portion of lease obligations	17,607	17,028
Total current liabilities	107,928	106,331
Debt, net of current portion	744,706	747,048
Non-current lease obligations	39,541	40,753
Deferred income tax liabilities	146,431	150,672
Other liabilities	12,627	11,763
Total liabilities	1,051,233	1,056,567
Commitments and contingencies (Note 14)
Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares issued and outstanding	—	—
Common Stock, $0.0001 par value, 121,476,215 shares issued and outstanding at March 31, 2025 and December 31, 2024	12	12
Additional paid-in capital	1,294,745	1,293,638
Accumulated deficit	(132,782)	(106,989)
Accumulated other comprehensive loss	(32,928)	(35,489)
Total stockholders' equity	1,129,047	1,151,172
Total liabilities and stockholders' equity	$2,180,280	$2,207,739
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Acuren Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	Successor 2025	Predecessor 2024
Service revenue	$234,215	$223,062
Cost of revenue	190,546	167,214
Gross profit	43,669	55,848
Selling, general and administrative expenses	52,458	41,854
Transaction costs	651	—
Income (loss) from operations	(9,440)	13,994
Interest expense, net	16,007	15,982
Other income, net	(1,119)	(7)
Loss before provision for income taxes	(24,328)	(1,981)
Provision (benefit) for income taxes	1,465	(710)
Net loss	(25,793)	(1,271)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,561	(9,578)
Total other comprehensive income (loss)	2,561	(9,578)
Total comprehensive loss	($23,232)	($10,849)

Net loss per share:
Basic loss per Common Stock and Series A Preferred Stock	($0.21)	—
Diluted loss per Common Stock and Series A Preferred Stock	($0.21)	—
Basic loss per common share	—	($0.25)
Diluted loss per common share	—	($0.25)

Weighted average shares outstanding:
Common Stock outstanding, basic	121,476,215	5,024,802
Common Stock outstanding, diluted	122,476,215	5,024,802
Series A Preferred Stock outstanding, basic and diluted	1,000,000	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Acuren Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Successor
	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2024	121,476,215	$12	1,000,000	$—	$1,293,638	($106,989)	($35,489)	$1,151,172
Net loss	—	—	—	—	—	(25,793)	—	(25,793)
Share-based compensation expense	—	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	—	—	2,561	2,561
Balances at March 31, 2025	121,476,215	$12	1,000,000	$—	$1,294,745	($132,782)	($32,928)	$1,129,047

	Predecessor
	Common Shares
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2023	5,024,802	$50	($1,029)	$366,327	$17,447	($796)	$381,999
Net loss	—	—	—	—	(1,271)	—	(1,271)
Share-based compensation expense	—	—	—	897	—	—	897
Other comprehensive loss	—	—	—	—	—	(9,578)	(9,578)
Balances at March 31, 2024	5,024,802	$50	($1,029)	$367,224	$16,176	($10,374)	$372,047
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Acuren Corporation
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	Successor 2025	Predecessor 2024
Cash flows from operating activities:
Net loss	($25,793)	($1,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision (benefit) for credit losses	(687)	(265)
Depreciation and amortization	28,599	19,093
Noncash lease expense	2,491	2,418
Share-based compensation expense	1,107	897
Amortization of deferred financing costs	828	1,022
Fair value adjustments on interest rate derivatives	—	2,089
Deferred income taxes	(4,320)	2,251
Other	(212)	(150)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	31,859	5,327
Prepaid expenses and other current assets	4,306	2,031
Accounts payable	3,433	(10,029)
Accrued expenses and other current liabilities	(5,921)	3,525
Operating lease obligations	(2,352)	(2,468)
Other assets and liabilities	(546)	(3,548)
Net cash provided by operating activities	32,792	20,922

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,476)	(5,544)
Proceeds from sale of property, plant and equipment	293	277
Acquisition of businesses, net of cash acquired	(8,030)	(29,094)
Net cash used in investing activities	(12,213)	(34,361)

Cash flows from financing activities:
Borrowings under long-term debt	—	20,000
Repayments of long-term debt	(1,932)	—
Payments of debt issuance costs	(1,165)	(1,820)
Principal payments on finance lease obligations	(2,508)	(2,479)
Net cash provided by (used in) financing activities	(5,605)	15,701

Net effect of exchange rate fluctuations on cash and cash equivalents	1,631	549
Net change in cash and cash equivalents	16,605	2,811

Cash and cash equivalents
Beginning of period	139,134	87,061
End of period	$155,739	$89,872
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Acuren Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
(table amounts in thousands, except share and per share data)
Note 1. Description of Business and Basis of Presentation
Description of Business
Acuren Corporation (hereinafter referred to as “we,” “our,” “us,” “Acuren,” or “Company”, is a leading provider of critical asset integrity services. Acuren operates primarily in North America serving a broad range of industrial markets, most notably chemical, pipeline, refinery, power generation, oilsands, automotive, aerospace, mining, manufacturing, renewable energy, and pulp and paper. Acuren provides these essential and often compliance-mandated (often at customer locations) services in the industrial space and is focused on the recurring maintenance needs of its customers.
Until its acquisition of ASP Acuren Holdings, Inc. (“ASP Acuren”) on July 30, 2024 (the “Acuren Acquisition”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), the Company had neither engaged in any operations nor generated any revenues. On July 30, 2024 (the “Closing Date”), the Company completed the Acuren Acquisition and changed its name from Admiral Acquisition Limited. See “Note 2. Business Combinations” for further discussion.
Basis of Presentation
These interim unaudited condensed consolidated financial statements (the “Interim Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as certain information has been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations of companies acquired are included from the date of acquisition. In the opinion of management, these Interim Statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These Interim Statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC (“2024 Annual Report”).
Acuren is considered the acquirer of ASP Acuren for accounting purposes and ASP Acuren is the accounting Predecessor. As a result, the Company’s financial statement presentation for the ASP Acuren financial information as of and for the periods presented prior to the Closing Date are labeled “Predecessor”. The Company’s financial statements, including ASP Acuren from the Closing Date are labeled “Successor”. The merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See “Note 2. Business Combinations” for more information on the fair values of assets and liabilities recorded in connection with the Acuren Acquisition.
As a result of the application of the acquisition method of accounting as of the Closing Date, the accompanying unaudited condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to the impacts of the Acuren Acquisition, including that the remeasurement of acquired assets and assumed liabilities are fair value in the Successor consolidated financial statements.
The historical financial information of the Company which was, prior to the Acuren Acquisition, an acquisition vehicle, has not been presented in these financial statements as the historical amounts have not been considered meaningful. As an acquisition vehicle, the Company retained and invested the proceeds from its initial public offering (the “IPO”) and the funds were used to pay a portion of the cash consideration for the Acuren Acquisition.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in “Note 2. Summary of Significant Accounting Policies” in our 2024 Annual Report and are supplemented by the notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Recent Accounting Pronouncements Not Yet Adopted
The Company has not adopted any additional accounting pronouncements since the audited consolidated financial statements for the year ended December 31, 2024. See the 2024 Annual Report for information pertaining to the effects of recently adopted and other recent accounting pronouncements.
Note 2. Business Combinations
2025 Acquisition (Successor)
The Company had one immaterial acquisition during the three months ended March 31, 2025.
2024 Acquisitions
Successor Period
On July 30, 2024, the Company completed the Acuren Acquisition and obtained control of ASP Acuren and, the Company concurrently changed its name to Acuren Corporation. The aggregate purchase price consideration transferred to the shareholders of ASP Acuren (the “Sellers”) totaled $1.88 billion, which included: i) a cash payment made at the Closing Date of $1.87 billion, of which $5.2 million was subsequently returned to the Buyers related to a net working capital adjustment and settlement between the Company and Sellers and recognized as a measurement period adjustment and ii) 0.4 million Acuren British Virgin Islands (“Acuren BVI”) Ordinary Shares of the Company with an estimated fair value of $4.0 million.
The Acuren Acquisition was accounted for under the acquisition method of accounting. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of deferred income tax assets acquired and liabilities assumed, contract assets and liabilities, certain lease related assets and liabilities, and indemnification assets. The Company expects to finalize the valuation and complete the purchase price allocations (principally in respect of deferred tax aspects) no later than one year from the Closing Date.
The following table summarizes the fair value consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the Closing Date:

Cash consideration	$1,871,642
Equity consideration	4,000
Total estimated consideration	$1,875,642
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	49,456
Accounts receivables, net	270,849
Prepaid and other current assets	9,302
Property, plant and equipment	199,760
Lease assets	27,530
Intangible assets	775,000
Other assets	13,674
Deferred tax assets	813
Accounts payable	(17,035)
Accrued expenses and other current liabilities	(76,446)
Deferred tax liabilities	(167,944)
Lease obligations	(54,900)
Other liabilities	(20,016)
Total identifiable net assets acquired	1,010,043
Goodwill	$865,599
Pursuant to the terms of the Merger Agreement, approximately $29.0 million of cash consideration was placed into escrow. The escrow accounts were established for purposes of satisfying any post-closing purchase price adjustments and related expenses as outlined under the Merger Agreement. The cash in the escrow account was distributed during the first quarter of 2025 when the Final Closing Statement (as defined in the Merger Agreement) was determined and settled between the Company and Sellers. Pursuant to the Final Closing Statement, $5.2 million was returned to the Buyers related to a net working capital settlement with the balance of the escrow account totaling $23.8 million being released to the Sellers.
Predecessor Period
In January 2024, the Company acquired a company for total consideration of $29.3 million in cash. The Company recorded $13.5 million of goodwill related to the acquisition.
The amount of revenue and operating loss from the January 2024 acquisition included in the Company’s unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three month period ended March 31, 2024 was $1.5 million and $0.2 million, respectively.
Note 3. Stockholders’ Equity
Successor Period
On December 16, 2024, the Company changed its jurisdiction of incorporation from the British Virgin Islands (“BVI”) to the State of Delaware (the “Domestication”). The business, assets and liabilities of the Company and its subsidiaries were the same immediately after the Domestication as they were immediately prior to the Domestication. As a result of the Domestication, the Company’s ordinary shares and Founder Preferred Shares were converted on a one-to-one basis into shares of common stock and Series A Preferred Stock, respectively, and each holder of a warrant, option or restricted stock unit of the BVI company became a holder of a warrant, option or restricted stock unit of the Delaware Company. The number of shares outstanding did not change as a result of the Domestication, and the proportional equity interest of each shareholder remained the same. Shares referred to as ordinary shares and Founder Preferred Shares prior to the Domestication are referred to as Common Stock and Series A Preferred Shares (“Preferred Shares”) throughout these unaudited condensed consolidated financial statements. The Company has authorized shares consisting of two classes: 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 1,000,000 shares are designated as “Series A Preferred Stock” (the “Series A Preferred Stock”).
As of March 31, 2025, the Company had 121,476,215 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.
Series A Preferred Stock
In connection with the Company’s IPO on May 22, 2023, the Company issued and sold 1,000,000 Preferred Shares at $10.50 per share (all of which were converted on a one-for-one basis into Series A Preferred Stock in the Domestication). Shares of the Series A Preferred Stock are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares and are not unconditionally redeemable or conditionally puttable by the holder for cash. As such, shares of Series A Preferred Stock are classified as permanent equity in the accompanying condensed consolidated balance sheets.
After the Acuren Acquisition, once the Average Price (as defined in the Certificate of Incorporation) per share of the Common Stock is at least $11.50 for any ten consecutive trading days, the holders of the Series A Preferred Stock will be entitled to receive an annual dividend in the form of shares of Common Stock. During the three months ended March 31, 2025, the Average Price per share was at least $11.50 for ten consecutive trading days and, accordingly, going forward the Annual Dividend Amount, as defined below, will be available to the holders of the Series A Preferred Stock.
The annual dividend will be equal to 20 percent of the appreciation of the market price of the Common Stock (the “Annual Dividend Amount”). For the purposes of determining the Annual Dividend Amount, the Dividend Price is the Average Price per share of Common Stock for the last ten consecutive trading days in the relevant Dividend Period. The Annual Dividend Amount will be initially calculated at the end of 2025 based on the Dividend Price compared to the price of $10.00 per share. In subsequent years, the Annual Dividend Amount will be calculated based on the appreciated Dividend Price compared to the highest Dividend Price previously used in calculating the Annual Dividend Amount. Upon the liquidation of the Company, an Annual Dividend Amount shall be payable for the shortened Dividend Period and the holders of Series A Preferred Stock shall have the right to a pro rata share (together with holders of the Common Stock) in the distribution of the surplus assets of the Company.
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

Holders of the Series A Preferred Stock will participate in any dividends on the Common Stock on an as converted basis. In addition, commencing on and after consummation of the Acuren Acquisition, where the Company pays a dividend on its Common Stock, holders of the Series A Preferred Stock will also receive an amount equal to 20 percent of the dividend which would be distributable on 121,476,215 shares of Common Stock. All such dividends on the Series A Preferred Stock will be paid at the same time as the dividends on the Common Stock.
Shares of Series A Preferred Stock will be automatically converted into shares of Common Stock on a one for one basis on December 31, 2034 (the “Conversion”). At the option of the holder, each share of Series A Preferred Stock is convertible into one share of Common Stock until the Conversion.
Each holder of Common Stock shall be entitled to one vote for each share of Common Stock. Each holder of the Series A Preferred Stock is entitled to one vote per share on all matters submitted to a vote of holders of Common Stock, voting together as a single class.
The Company followed ASC 718, Compensation — Stock Compensation to account for the issuance of the Series A Preferred Stock. See “Note 17 Share-Based Compensation” in the 2024 Annual Report for further discussion.
Warrants
In May 2023, in connection with the Company’s IPO, the Company issued 54,975,000 Warrants to the purchasers of both Common Stock and Series A Preferred Stock (including the 25,000 Warrants that were issued to the Independent Non-Founder Directors in connection with their fees). Each Warrant is exercisable until three years after the Acuren Acquisition. The Warrants are exercisable in multiples of four for one share of Common Stock at an exercise price of $11.50 per whole share of Common Stock. The Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price per share of the Common Stock exceed $18.00 for ten consecutive trading days (subject to any prior adjustment in accordance with the terms of the Warrants). The Warrants expire worthless three years after the Acuren Acquisition, if not exercised or redeemed. Warrants issued with Common Stock were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. As of March 31, 2025, the Company had 18,264,876 Warrants outstanding for approximately 4,566,219 shares of Common Stock.
Note 4. Earnings Per Share
Successor Period
The Company has determined that its Series A Preferred Stock are a class of common shares, and as such, the Company used the two-class method of computing earnings per share for Common Stock and Series A Preferred Stock according to participation rights in undistributed earnings. Under this method, when the Company is in a loss position, net loss is allocated on a pro-rata basis to the holders of Common Stock and Series A Preferred Stock.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock and Series A Preferred Stock using the two-class method.

Three Months Ended March 31,
Successor 2025
Basic Shares:
Numerator:
Net loss	($25,793)
Undistributed loss allocated to Series A Preferred Stock	211
Net loss available to holders of Common Stock	($25,582)

Denominator:
Weighted average Common Stock outstanding – basic	121,476,215
Weighted average Series A Preferred Stock outstanding – basic	1,000,000
Basic loss per Common Stock	($0.21)
Basic loss per Series A Preferred Stock	($0.21)

Dilutive Shares:
Numerator:
Net loss available to holders of Common Stock	($25,582)
Add back: loss allocated to holders of Series A Preferred Stock	(211)
Net loss available to holders of Common Stock	($25,793)
Denominator:
Weighted average Common Stock outstanding – basic	121,476,215
Add: dilutive securities
Stock options	—
Warrants	—
Restricted Stock Units	—
Series A Preferred Stock	1,000,000
Weighted average Common Stock outstanding – diluted	122,476,215
Weighted average Series A Preferred Stock outstanding – diluted	1,000,000
Diluted loss per Common Stock	($0.21)
Diluted loss per Series A Preferred Stock	($0.21)
For the three months ended March 31, 2025 (Successor), the Company excluded the following potential dilutive shares from the computation of the diluted earnings per share as the impact would be anti-dilutive: 125,000 shares issuable upon exercise of stock options, 212,901 shares issuable upon exercise of Warrants, 973,092 unvested RSUs and 3,196,648 contingently issuable shares, representing the Annual Dividend Amount (see “Note 3. Stockholders’ Equity”), payable in the form of shares of Common Stock, that holders of Series A Preferred Stock would be entitled to receive assuming that the volume weighted average price of the Company’s Common Stock for the last ten trading days of the period at $11.52 per share, would be the same average price during the last ten trading days of the calendar year.

Predecessor Period
Basic and diluted earnings per share for the three months ended March 31, 2024 (Predecessor) were calculated as follows:

Three Months Ended March 31,
Predecessor 2024
Basic Shares:
Numerator:
Net loss	($1,271)
Net loss available to Common Shares	($1,271)

Denominator:
Weighted average Common Shares Outstanding – basic	5,024,802
Dilutive shares from stock options	—
Weighted average Common Shares outstanding – diluted	5,024,802
Basic loss per Common Share	($0.25)
Diluted loss per Common Share	($0.25)
For the three months ended March 31, 2024 (Predecessor), 183,319 potential dilutive shares related to stock options were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.
Additionally, the Company had outstanding stock options that were eligible to vest on achievement of certain market thresholds on a change of control. For the Predecessor three months ended March 31, 2024, the contingently issuable potential shares are excluded from the computation of basic and diluted earnings per share as the contingency was not met as of the end of the reporting period. These excluded shares are as follows:

Predecessor
Outstanding as of March 31, 2024
Tranche B Options	186,933
Tranche C Options	55,872
Note 5. Accounts Receivable
Accounts receivable is recorded net of an allowance for credit losses and includes invoiced and accrued but unbilled revenue. Accounts receivable consist of the following:

	Successor
	March 31, 2025	December 31, 2024
Accounts receivable	$177,006	$216,613
Unbilled receivable	32,470	24,171
Allowance for credit losses	(2,824)	(4,264)
Total accounts receivable, net	$206,652	$236,520
The Company records an allowance for credit losses for accounts receivables based on management’s expected credit losses. Management’s estimate of expected credit losses is based on its assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes. Changes to the allowance for credit losses are adjusted through credit loss expense, which is included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Note 6. Property, Plant and Equipment
Property, plant and equipment consists of the following:

		Successor
	Useful Life (years)	March 31, 2025	December 31, 2024
Land		$5,955	$5,950
Buildings and leasehold improvements	25	19,440	19,308
Computer, software, and office equipment	3 – 5	2,973	2,917
Machinery and equipment	3 – 10	132,699	122,932
Vehicles	5	53,848	53,154
Construction in progress		4,654	6,878
Total property, plant and equipment		219,569	211,139
Accumulated depreciation		(36,096)	(21,906)
Property, plant and equipment, net		$183,473	$189,233
Total depreciation expense for property, plant and equipment was recognized as follows:

	Three Months Ended March 31,
	Successor 2025	Predecessor 2024
Cost of revenue	$15,362	$9,061
Selling, general and administrative expenses	235	132
Total depreciation expense	$15,597	$9,193
Note 7. Goodwill
The changes in the carrying amount of goodwill by reportable segment for the Successor period ended March 31, 2025 are as follows:

	US	Canada	Total
Balance at December 31, 2024 (Successor)	$352,288	$493,651	$845,939
Acquisitions	2,499	—	2,499
Currency adjustments	93	446	539
Balance at March 31, 2025 (Successor)	$354,880	$494,097	$848,977
Note 8. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were as follows:

		Successor
	Weighted Avg. Remaining Life (Years)	March 31, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14.3	$664,144	($29,412)	$634,732	$658,783	($18,298)	$640,485
Technology	4.3	4,927	(657)	4,270	4,925	(414)	4,511
Tradenames	14.3	98,430	(4,375)	94,055	98,392	(2,731)	95,661
		$767,501	($34,444)	$733,057	$762,100	($21,443)	$740,657
Amortization expense recognized on intangibles for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor) was $13.0 million and $9.9 million, respectively.

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities balances consists of the following:

	Successor
	March 31, 2025	December 31, 2024
Accrued salaries, wages and related employee benefits	$31,085	$33,929
Accrued trade payables	3,583	4,143
Accrued indirect taxes	4,639	4,398
Accrued sales discounts	3,366	3,899
Accrued insurance	4,126	2,781
Income taxes payable	2,261	2,633
Other accrued expenses	12,744	15,893
Total accrued expenses and other current liabilities	$61,804	$67,676
Note 10. Fair Value Measurements
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
The fair value of the Predecessor’s interest rate swap agreements, existing during the Predecessor three months ended March 31, 2024 and terminated during the Predecessor period ended July 29, 2024, were determined using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. This fair value measurement is based on inputs that are observable either directly or indirectly and thus represents a Level 2 measurement within the fair value hierarchy. Refer to “Note 12. Financial Instruments” for further details on the accounting treatment of the swap agreements.

Note 11. Debt
The Company’s debt consisted of the following:

	Successor
	March 31, 2025	December 31, 2024
2024 Term loan	$771,131	773,063
Revolving credit facility	—	—
Less: Debt issuance costs	(18,694)	(18,265)
Total debt	752,437	754,798
Less: Current portion	(7,731)	(7,750)
Debt, net of current portion	$744,706	$747,048
2024 Credit Agreement
The Company is party to a credit agreement by and among Acuren Delaware Holdco, Inc. (f/k/a AAL Delaware Holdco, Inc., a wholly-owned subsidiary, as the initial borrower, Acuren Holdings, Inc. (f/k/a ASP Acuren Holdings, Inc.), as a borrower, and any other subsidiaries of the Company from time to time party thereto as borrowers, (the “Borrowers”), the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $775.0 million seven-year senior secured term loan (the “Term Loan”) under the senior secured term loan facility (the “Term Loan Facility”) and a $75.0 million five-year senior secured revolving credit facility, of which up to $20.0 million can be used for the issuance of letters of credit (the “Revolving Credit Facility,” and together with the Term Loan Facility, represents the “Credit Facility”).
Term Loan. As of March 31, 2025 (Successor), the Company had $771.1 million of principal outstanding under the Term Loan. The interest rate applicable to the Term Loan is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) a secured overnight financing rate (adjusted for statutory reserves) (“SOFR”) plus an applicable margin equal to 2.75%. Principal payments on the Term Loan commenced on December 31, 2024 and will be made in quarterly installments on the last day of each fiscal quarter in an amount equal to 0.25% of the initial aggregate principal amount of the Term Loan. The Term Loan matures on July 30, 2031.
Repricing of Term Loan. On January 31, 2025, the Company entered into the First Amendment to the Credit Agreement, pursuant to which, the interest rate margins for the Term Loan decreased from 2.50% to 1.75% for the base rate and from 3.50% to 2.75% for SOFR. All other material terms of the Credit Agreement, including the aggregate principal amount, repayment terms, interest rate applicable on the Revolving Credit Facility remained the same. The Company evaluated the change of terms under ASC 470-50, “Debt - Modification and Extinguishment” and concluded the change in terms did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not an extinguishment of the debt. As such, the financing costs of $1.1 million were reflected as additional debt issuance costs and are amortized to interest expense over the term of the First Amendment.
Revolving Credit Facility. The interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either a base rate plus an applicable margin equal to 2.50% or SOFR (adjusted for statutory reserves) plus an applicable margin equal to 3.50%. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.375% or 0.50% based on the Company’s first lien net leverage ratio. As of March 31, 2025 (Successor), the Company had no amounts outstanding under its Revolving Credit Facility.
Letters of Credit and Surety Bonds.  As of March 31, 2025 (Successor), the Company had $5.8 million in stand-by letters of credit issued (as a component of the Revolving Credit Facility), but did not withdraw any amount against the letters of credit. Additionally, the Company had $2.1 million in surety bonds outstanding, which are not a component of the Revolving Credit Facility.
The Credit Facility contains certain customary negative operating covenants (certain of which are not applicable depending on net leverage ratios), customary restrictive covenants and other customary provisions relating to events of default, including non-payment of principal, interest or fees, breach of covenants, misrepresentations, insolvency proceedings, cross default to other indebtedness of the Borrowers and its subsidiaries in excess of $40.0 million or judgments from creditors of such amount, change of control, and certain events relating to Employee Retirement Income Security Act (“ERISA”) plans. Solely with respect to the Revolving Credit Facility, the Credit Facility contains a financial covenant for the First Lien Net Leverage Ratio to exceed 5.85 to 1 to be tested as of the last day of any such fiscal quarter only in the event that the total outstanding (excluding undrawn Letters of Credit) is greater than 35% of the total Revolving Credit Commitment. As of March 31, 2025 (Successor), the Company was in compliance with the covenants.
Obligations under the Credit Agreement are guaranteed on a senior secured basis, jointly and severally, by the Company and substantially all of its U.S. and Canadian subsidiaries. Amounts borrowed under the Credit Facility are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of the Borrower and each guarantor.
Predecessor Period
2019 Credit Agreement
On December 20, 2019 the Predecessor entered into a credit agreement (the “2019 Credit Agreement”). The 2019 Credit Agreement was collateralized by all of the Predecessor’s assets. The 2019 Credit Agreement provided for an initial term loan of $430.0 million and was amended on January 23, 2020, November 19, 2021, and August 15, 2023, providing an additional $15.0 million, $100.0 million and $170.0 million of principal under the term loan. The term loan would have matured on January 23, 2027 and provided for interest at a variable rate which consists of the base rate, as defined in the agreement, plus a SOFR-based applicable rate, which can vary between 3.0% and 4.5% depending on the type of term loan.
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
As a result of the Acuren Acquisition, the outstanding amounts under the 2019 Credit Agreement were paid off and the remaining unamortized deferred financing costs related to the revolving line of credit were extinguished.
Note 12. Financial Instruments
The Company has occasionally used interest rate swap agreements to mitigate interest rate exposure on its variable rate debt. The Company did not designate these derivatives as hedging instruments and reported these agreements at fair value with unrealized gains and losses recorded within interest expense, net within the condensed consolidated statements of operations and comprehensive income (loss) in the reporting period in which the unrealized gains and losses occurred.
During the three months ended March 31, 2025 (Successor), the Company had no interest rate swap agreements. All historical agreements were terminated during the Predecessor period ended July 29, 2024.
During the three months ended March 31, 2024 (Predecessor), the Company had two interest rate swap agreements acting collectively as a collar with an interest rate floor of 0% and an interest rate cap of 1.92% intended to mitigate the Company’s exposure to an increase in its variable interest rate above 2.375% related to an initial notional amount of $333.8 million of its variable rate debt obligations. If the variable interest rate component exceeds the benchmark amount, the intended effect was to convert the variable interest rate of the notional debt amount to a fixed interest rate.
Additionally, on March 23, 2023, the Company had renegotiated, in advance, a new instrument commencing on February 29, 2024, acting as a collar of a notional amount of $400.0 million, with an interest rate floor of 2.2% and an interest rate cap of 5.0% intended to further mitigate the Company’s exposure to increases in its variable interest rates on its term loans. During the third quarter of the year ended December 31, 2024, interest rate instruments were terminated.
During the three months ended March 31, 2024, the change in the fair value of outstanding interest rate swap agreements resulted in net unrealized losses of $1.5 million and realized losses of $3.1 million, which were both included within interest expense, net.
Note 13. Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and hear respective tax bases. Deferred income tax assets and liabilities are measured at the enacted income tax rates expected to apply in the taxable year that the asset or liability is expected to be recovered or settled.
We recorded an income tax provision of $1.5 million and an income tax benefit of $0.7 million for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor), respectively. The effective tax rate, inclusive of discrete items, was (6.0)% and 35.8% for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor), respectively. The change in effective tax rate for the three months ended March 31, 2025 (Successor) is primarily driven by the valuation allowance discussed below. The change in effective tax rate for the three months ended

March 31, 2024 (Predecessor) is primarily driven by Canadian federal and provincial tax rates as well as non-deductible meals and entertainment.
The Company evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was needed. The deferred tax assets are composed primarily of net operating loss carryforwards and 163(j) interest limitation carryforwards. The Company primarily relies on reversing tax liabilities to support the realization of its deferred tax assets. Based on available evidence and limitations on interest deductions under the tax law, the Company recorded a valuation allowance of $10.5 million as of March 31, 2025 primarily against the interest expense carryforward. The Company will continue to assess the evidence and the realizability of the deferred tax assets at each reporting date. Should evidence regarding the realizability of the Company’s deferred tax assets change at a future point in time, the Company will adjust the valuation allowance as required.
Note 14. Commitments and Contingencies
Legal Proceedings
The Company is involved in matters that involve various claims which have arisen in the normal course of business. The Company does not believe any liabilities that may arise as a result of such claims will have a material adverse effect, individually or in the aggregate, on its business, results of operations, cash flows, or financial condition.
Note 15. Segment Reporting
The following tables set forth certain financial information for each of the Company’s reportable segments for the periods indicated:

	Three Months Ended March 31,
	Successor 2025
	United States	Canada	Corporate & Eliminations	Total
Service revenue	$147,690	$86,972	($447)	$234,215
Cost of revenue	119,596	71,397	(447)	190,546
Gross profit	$28,094	$15,575	$—	$43,669
Depreciation and amortization	$17,877	$10,722	$—	$28,599
Total assets	$1,157,139	$1,023,141	$—	$2,180,280
Long-lived assets (1)	$114,711	$68,762	$—	$183,473

	Three Months Ended March 31,
	Predecessor 2024
	United States	Canada	Corporate & Eliminations	Total
Service revenue	$143,304	$80,155	($397)	$223,062
Cost of revenue	106,308	61,303	(397)	167,214
Gross profit	$36,996	$18,852	$—	$55,848
Depreciation and amortization	$11,941	$7,152	$—	$19,093
Total assets	836,595	433,069	$—	1,269,664
Long-lived assets (1)	67,223	42,966	$—	110,189
________
1.Long-lived assets consists of plant, property and equipment as identified in “Note 6. Plant, Property, and Equipment”
Note 16. Related Parties
As of March 31, 2025, 1,000,000 Series A Preferred Stock and 18,877,500 Common Shares were held by Mariposa Acquisition IX, LLC (the “Founder Entity”). Sir Martin E. Franklin, Co-Chairman, is a beneficial owner and the manager of the Founder Entity and, as such, controls all the Founder Entity’s interests in the Company. Each of Robert A.E. Franklin, the Company’s Co-Chairman and James Lillie, a Director of the Company, hold or control a limited liability company interest in the Founder Entity and, as a result, may also be deemed to have a pecuniary interest in it. No dividends on the Series A Preferred Stock have been declared during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company incurred advisory fees of $0.5 million that were paid to Mariposa Capital, LLC, an affiliate of the Company’s Co-Chairmen.
During the Predecessor period ended March 31, 2024, the Company was party to an agreement with American Securities, LLC, a related party at that time. The Company expensed $0.8 million included in “Selling, general, and administrative expenses” in relation to this agreement for the three months ended March 31, 2024. This agreement terminated at the closing of Acuren Acquisition.
Note 17. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
Supplemental cash flow information and schedules of non-cash investing and financing activities for the periods indicated were as follows:

	Three Months Ended March 31,
	Successor 2025	Predecessor 2024
Supplemental disclosure of cash flow information
Interest paid	$14,332	$15,005
Income taxes paid	$6,172	$4,454
Supplemental disclosure of non-cash operating, investing, and financing activities:
Purchase of property and equipment accrued and not yet paid	$3,461	$3,038
Increase in lease assets in exchange for lease liabilities:
Operating leases	$2,450	$2,455
Finance leases	$3,461	$1,611
Note 18. Subsequent Events
On May 14, 2025, the Company entered into a definitive merger agreement (the “Merger Agreement”) with NV5 Global, Inc. (“NV5”), a global provider of technology, conformity assessment, consulting solutions, and software applications to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental, and geospatial markets. Under the terms of the Merger Agreement, the Company will acquire NV5 for approximately $1.7 billion, comprised of both cash and shares of Acuren common stock, as well as the assumption of NV5’s debt. Pursuant to the Merger Agreement, for each share of NV5 common stock, NV5 stockholders will receive $23.00 per share comprised of (i) $10.00 in cash and $13.00 in Acuren common stock. The actual number of shares of Acuren common stock to be issued at closing will be determined based on a floating exchange ratio calculated as $13 divided by the VWAP of Acuren common stock over the 10-trading-days prior to the closing, subject to a floor of $9.53 per share of Acuren common stock and a ceiling of $11.65 per share of Acuren common stock. The cash portion of the transaction will be funded by a fully committed $850.0 million term-loan facility and cash on hand.
The transaction is subject to approval by stockholders of both Acuren and NV5 and receipt of regulatory approvals and other customary closing conditions. The transaction is expected to close in the second half of 2025. Under certain terms specified in the Merger Agreement, the Company or NV5 may terminate the agreement, and under certain circumstances, may be required to pay a termination fee to the other party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ASP Acuren is our predecessor. The following is a discussion of the results of operations of Acuren Corporation (Successor) for the three months ended March 31, 2025 compared to the results of operations of ASP Acuren (Predecessor) for the three months ended March 31, 2024. This discussion should be read in conjunction with the information contained in the unaudited Acuren Corporation condensed consolidated financial statements and the notes related thereto included elsewhere in this Quarterly Report. The tables below are presented in thousands except for percentages as well as share and per share amounts.
In this section, “we,” us,” “our” and “Acuren” refer to ASP Acuren Holdings, Inc. (Predecessor) for the three months ended March 31, 2024, and Acuren Corporation (Successor) for the three months ended March 31, 2025.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report contains “forward-looking statements”. These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect,” “anticipate,” “project,” “will,” “should,” “believe,” “intend,” “plan,” “estimate,” “potential,” “target,” “would,” and similar expressions, although not all forward-looking statements contain these identifying terms. These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements concerning our expectations regarding, as of the date such statements are made: (i) economic, industry and market conditions, including as a result of inflation, and trade and geopolitical conflicts, (ii) the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity, (iii) the cost of compliance with laws and regulations, (iv) the impact of legal claims and related contingencies, and (v) estimates and liabilities regarding accounting and tax matters.
These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including, among others, (i) economic conditions affecting the industries we serve, including the construction industry and the energy sector, as well as general economic conditions; (ii) adverse developments in the credit markets that could adversely affect funding of construction projects; (iii) the ability and willingness of customers to invest in infrastructure projects; (iv) a decline in demand for our services or for the products and services of our customers; (v) the fact that our revenues are derived primarily from contracts with durations of less than six months and the risk that customers will not renew or enter into new contracts; (vi) our ability to successfully acquire other businesses, successfully integrate acquired businesses into our operations and manage the risks and potential liabilities associated with those acquisitions; (vii) our ability to compete successfully in the industries and markets we serve; (viii) our ability to properly manage and accurately estimate costs associated with specific customer projects, in particular for arrangements with fixed price terms; (ix) increases in the cost, or reductions in the supply, of the materials we use in our business and for which we bear the risk of such increases; (x) the inherently dangerous nature of the services we provide and the risks of potential liability; (xi) the seasonality of our business and the impact of weather conditions; (xii) our ability to remediate any material weaknesses; (xiii) the impact of health, safety and environmental laws and regulations, and the costs associated with compliance with such laws and regulations; (xiv) our substantial level of indebtedness and the effect of restrictions on our operations set forth in the documents that govern such indebtedness; and (xv) our compliance with certain financial maintenance covenants in the documents governing our indebtedness and the effect on our liquidity of any failure to comply with such covenants.
Please see “Risk Factors” located in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 for a further discussion of these and other risks and uncertainties which could affect our future results. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in our SEC filings or otherwise.
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
The work we do fits in the service category referred to as Testing, Inspection, Certification and Compliance (“TICC”). These activities include several Nondestructive Testing (“NDT”) techniques such as radiography, ultrasonic testing, magnetic particle inspection, penetrant testing, and visual inspection. NDT activities include inspection and evaluation of industrial equipment through various technology-enabled methods to ensure asset integrity, avoid costly accidents and comply with regulatory requirements without destroying the asset or component. Given the amount of activity required at heights in the industrial space, we provide market leading RAT solutions to reach difficult areas without scaffolding. The work on ropes at heights extends beyond inspection and testing to include industrial trades such as insulation, coatings and blasting, welding, pipe fitting, hoisting and rigging, and electrical services. We offer these trades in a niche way where RAT solutions are optimal (cost efficient and/or schedule enhancing) and where we can provide quality services without compromising safety. Our TICC services also include support from consulting engineers with in-lab destructive testing capabilities. Our highly specialized materials engineers support failure investigation, material selection, corrosion engineering, welding engineering, fracture mechanics, destructive testing, and chemical analysis.
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
Prior to the Domestication, until the Acuren Acquisition, we were incorporated with limited liability under the laws of the British Virgin Islands with ordinary shares (the “Ordinary Shares”) listed on the London Stock Exchange. Following the Domestication, our Common Stock began trading on the OTCQX Market on December 30, 2024. We voluntarily withdrew from trading on the OTCQX Market as of February 14, 2025 and began trading on the NYSE American on February 18, 2025.
Recent Developments
Merger with NV5
On May 14, 2025, we entered into the Merger Agreement with NV5. See “Note 18. Subsequent Events” of the Notes to our unaudited condensed Consolidated Financial Statements for further discussion.
Repricing of Term Loan
On January 31, 2025, the Company entered into the First Amendment to the Credit Agreement, pursuant to which, the interest rate margins for the Term Loan decreased from 2.50% to 1.75% for the base rate and from 3.50% to 2.75% for SOFR. All other material terms of the Credit Agreement, including the aggregate principal amount, repayment terms, interest rate applicable on the Revolving Credit Facility remained the same. See “— Liquidity and Capital Resources — Credit Facilities” for more information.
Certain Factors and Trends Affecting Acuren’s Results of Operations
Summary of Acquisitions
In addition to the Acuren Acquisition, the Company completed other acquisitions during the periods presented that also affect the comparability of results of operations.
Economic, Industry and Market Factors
We may experience increased costs associated with the recent developments around tariffs between the United States, Canada, and the UK and will continue to monitor market conditions and respond accordingly. We also have observed some impact from inflationary pressures during 2024 and into 2025. Although we look to mitigate the impact of these pressures with a combination of cost management and price initiatives, there can be no guarantee that these initiatives will be successful. There has been no direct effect on our business from the Russian-Ukrainian or the Middle Eastern conflicts, although these conflicts may have an impact on certain end markets, results of operations or liquidity or in other ways which we cannot yet determine.
Description of Key Financial Statement Line Items
Service revenue
Service revenue is generated from Acuren’s engineers, scientists, technologists, technicians, and specialized craft trades performing inspections, testing, and related services for customers both in the field and in our laboratories. Service revenue is recognized by Acuren as services are performed for the customer. The vast majority of Acuren’s billing is on a time and materials basis.
Cost of revenue
Cost of revenue consists primarily of direct labor. Cost of revenue also includes materials and indirect costs, such as supplies, tools, facility costs, and depreciation of equipment related to our services as well as travel, per diem, and lodging costs. Labor costs are recognized as labor hours are incurred in delivering services.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of certain indirect costs of providing our services, employee compensation, information systems and technology costs, share-based compensation, amortization of intangibles, and facility related expenses.
Results of Operations
The comparability of our operating results for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor) was impacted by the Acuren Acquisition. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the Acuren Acquisition to the extent they remain ascertainable.
Comparison of the three months ended March 31, 2025 (Successor) to the three months ended March 31, 2024 (Predecessor)
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	Successor 2025	Predecessor 2024
Service revenue	$234,215	$223,062
Cost of revenue	190,546	167,214
Gross profit	43,669	55,848
Selling, general and administrative expenses	52,458	41,854
Transaction costs	651	—
Income (loss) from operations	(9,440)	13,994
Interest expense, net	16,007	15,982
Other income, net	(1,119)	(7)
Loss before provision for income taxes	(24,328)	(1,981)
Provision (benefit) for income taxes	1,465	(710)
Net loss	($25,793)	($1,271)

Revenues
Service revenue was $234.2 million for the three months ended March 31, 2025 (Successor), an increase of $11.2 million, or 5.0%, compared to $223.1 million during the three months ended March 31, 2024 (Predecessor). This increase in service revenue was driven primarily by increases in transaction volumes with recurring customers and new sales in target markets partially offset by adverse weather events in the U.S.
Cost of revenue
Cost of revenue was $190.5 million for the three months ended March 31, 2025 (Successor), an increase of $23.3 million, or 14.0%, compared to $167.2 million during the three months ended March 31, 2024 (Predecessor). This increase was primarily driven by direct costs related to servicing the increased revenue base, as well as an increase in depreciation related to the Acuren Acquisition.

Gross profit
The following table presents gross profit and gross profit margin, defined as gross profit as a percentage of service revenues, for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor):

	Three Months Ended March 31,
	Successor 2025	Predecessor 2024
Service revenue	$234,215	$223,062
Gross profit	43,669	55,848
Gross profit margin	19%	25%
Acuren’s gross profit was $43.7 million for the three months ended March 31, 2025 (Successor), a decrease of $12.2 million, or 21.8%, compared to $55.8 million during the three months ended March 31, 2024 (Predecessor). The gross profit decrease is a result of adverse weather events during the first quarter of 2025 in the U.S as well as timing of turnarounds and projects and one-time higher margin projects in the first quarter of 2024 in Canada.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A expenses”) and SG&A as a percentage of service revenues for the three months ended March 31, 2025 (Successor) compared to the three months ended March 31, 2024 (Predecessor):

	Three Months Ended March 31,
	Successor 2025	Predecessor 2024
SG&A expenses	$52,458	$41,854
SG&A expenses as a percentage of service revenue (%)	22.4%	18.8%
Acuren’s SG&A expenses were $52.5 million for the three months ended March 31, 2025 (Successor), an increase of $10.6 million, or 25.3%, compared to $41.9 million during the three months ended March 31, 2024 (Predecessor). The increase in SG&A expenses was driven primarily by increases in employee-related costs, as well as an increase in amortization expense on intangible assets related to the Acuren Acquisition.
Depreciation and Amortization Expense
Total depreciation expense for property, plant and equipment and amortization expense for intangibles were recognized as follows:

	Three Months Ended March 31,
	Successor 2025	Predecessor 2024
Depreciation expense included in cost of revenue	$15,362	$9,061
Depreciation and amortization expense included in SG&A expenses	13,237	10,032
Total depreciation and amortization expense	$28,599	$19,093
Interest expense, net
Interest expense, net was approximately flat at $16.0 million for the three months ended March 31, 2025 (Successor) and the three months ended March 31, 2024 (Predecessor) as a result of lower effective interest rates offset by higher outstanding indebtedness. Amortization of deferred issuance costs included within interest expense, net for the three months ended March 31, 2025 (Successor) and for the three months ended March 31, 2024 (Predecessor) was $0.8 million and $1.0 million, respectively.
Provision for income taxes
Acuren recorded a provision for income taxes of $1.5 million and a benefit of $0.7 million for the three months ended March 31, 2025 (Successor) and 2024 (Predecessor), respectively. The tax expense for the three months ended March 31, 2025 (Successor) was primarily driven by the valuation allowance against our deferred tax assets. See “Note 13. Income Taxes” for further discussion.
The Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted the legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We are continuing to evaluate and monitor the impact of Pillar 2. To date, Pillar 2 has not had a material impact on the effective tax rate or the condensed consolidated financial statements.
Operating Segment Results
Comparison of the three months ended March 31, 2025 (Successor) to the three months ended March 31, 2024 (Predecessor)

Service Revenue
	Three Months Ended March 31,
	Successor 2025	Predecessor 2024	Increase (Decrease)	% Change
United States	$147,690	$143,304	$4,386	3%
Canada	86,972	80,155	6,817	9%
Corporate and Eliminations	(447)	(397)	(50)	13%
	$234,215	$223,062	$11,153	5%

Cost of Revenue
	Three Months Ended March 31,
	Successor 2025	Predecessor 2024	Increase (Decrease)	% Change
United States	$119,596	$106,308	$13,288	12%
Canada	71,397	61,303	10,094	16%
Corporate and Eliminations	(447)	(397)	(50)	13%
	$190,546	$167,214	$23,332	14%

Gross Profit
	Three Months Ended March 31,
	Successor 2025	Predecessor 2024	Increase (Decrease)	% Change
United States	$28,094	$36,996	($8,902)	(24)%
Canada	15,575	18,852	(3,277)	(17)%
	$43,669	$55,848	($12,179)	(22)%
United States
United States service revenues was $147.7 million for the three months ended March 31, 2025 (Successor), an increase of $4.4 million, or 3.1%, compared to $143.3 million during the three months ended March 31, 2024 (Predecessor). The increase was driven by increases in transaction volumes with recurring customers and new sales in target markets partly offset by adverse weather events in the early part of the first quarter of 2025.
Segment gross profit was $28.1 million for the three months ended March 31, 2025 (Successor), a decrease of $8.9 million, or 24%, compared to $37.0 million during the three months ended March 31, 2024 (Predecessor). The decrease primarily resulted from adverse weather events as well as higher margin projects in the first quarter of 2024.
Canada
Canada service revenue was $87.0 million for the three months ended March 31, 2025 (Successor), an increase of $6.8 million, or 8.5%, compared to $80.2 million during the three months ended March 31, 2024 (Predecessor). The growth in service revenue was driven primarily by growth in volumes with existing recurring customers.
Segment gross profit was $15.6 million for the three months ended March 31, 2025 (Successor), a decrease of $3.3 million, or 17.4%, compared to $18.9 million during the three months ended March 31, 2024 (Predecessor). The decrease was primarily driven by timing of turnarounds and projects as well as one-time higher margin projects in the first quarter of 2024.

Liquidity and Capital Resources
Overview
Overall, we believe that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Revolving Credit Facility are sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants. Our uses of available cash, borrowing capacity, cash flows from operations and financing arrangements are used to invest in capital expenditures to support our growth, repay debt maturities as they become due, and complete integration activities. Our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures and debt service, as well as to execute and integrate strategic acquisitions. In addition, we will use available cash, borrowing capacity, and cash flows from operations to fund our operating leases, finance leases, debt repayments and various other obligations as they arise.
Credit Facilities
Successor Period
We have a $775.0 million seven-year senior secured Term Loan under the Term Loan Facility and a $75.0 million five-year senior secured revolving credit facility, of which up to $20.0 million can be used for the issuance of letters of credit. As of March 31, 2025 (Successor), we had $771.1 million of indebtedness outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility. For discussion of the First Amendment to our Credit Agreement, see “Note 11. Debt”.
For discussion of the covenants contained in the Credit Agreement governing our Revolving Credit Facility, see “Note 11. Debt” of the Notes to our unaudited condensed Consolidated Financial Statements. As of March 31, 2025 (Successor), we were in compliance with these covenants.
Predecessor Period
ASP Acuren entered into a credit agreement on December 20, 2019, as amended (the “2019 Credit Agreement”) that provided for a term loan and a revolving credit facility of $715.0 million and $75.0 million, respectively. In connection with the Acuren Acquisition on July 30, 2024, the 2019 Credit Agreement was repaid in full.
Cash Flows
The following table summarizes net cash flows with respect to Acuren’s operating, investing, and financing activities for the periods indicated:

	Three Months Ended March 31,
Cash flows provided by (used in):	Successor 2025	Predecessor 2024
Operating activities	$32,792	$20,922
Investing activities	(12,213)	(34,361)
Financing activities	(5,605)	15,701
Effect of exchange rate on cash	1,631	549
Net change in cash and cash equivalents	$16,605	$2,811
Cash flows attributable to our operating activities
Net cash provided by operating activities for the three months ended March 31, 2025 (Successor) was $32.8 million, an increase of $11.9 million compared to cash provided by operating activities of $20.9 million in the three months ended March 31, 2024 (Predecessor). The change in cash used in operating activities was primarily driven by positive changes in operating assets and liabilities partially offset by an increase in net loss.
Cash flows attributable to our investing activities
For the three months ended March 31, 2025 (Successor), net cash used in investing activities was $12.2 million, a decrease of $22.1 million compared to net cash used in investing activities of $34.4 million for the three months ended March 31, 2024 (Predecessor) as a result of less cash used in acquisitions.
Cash flows attributable to our financing activities
For the three months ended March 31, 2025 (Successor), net cash used in financing activities was $5.6 million, consisting primarily of payments on the term loan, as well as principal payments on finance leases and payments on debt issuance costs.

For the three months ended March 31, 2024 (Predecessor), net cash provided by financing activities was $15.7 million, consisting primarily of borrowings under the 2019 Credit Agreement, partially offset by principal payments on finance leases and payments of debt issuance costs.
Effect of exchange rate changes on cash and cash equivalents
For the three months ended March 31, 2025 (Successor) and three months ended March 31, 2024 (Predecessor), the effect of foreign exchange rate changes on cash was $1.6 million and $0.5 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in the U.S. Dollar exchange rate against the Canadian Dollar.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2025 (Successor) or the three months ended March 31, 2024 (Predecessor), we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recently Issued Accounting Pronouncements
See “Note 1. Description of Business and Basis of Presentation” of the Notes to our unaudited condensed Consolidated Financial Statements for disclosures regarding recently issued accounting pronouncements and the critical accounting policies related to our business.
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2024 Annual Report.
Item 4. Controls and Procedures.
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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at March 31, 2025, due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in our 2024 Annual Report.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
From information on legal proceedings, see Note 14. Commitments and Contingencies included in this Quarterly Report.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties. There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(b) 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(d) of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description
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

31.1*	Certification by Talman Pizzey, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Kristin Schultes, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Talman Pizzey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Kristin Schultes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Lable Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUREN CORPORATION

Name	Title	Date

/s/ Talman Pizzey	Chief Executive Officer and Director	May 15, 2025
Talman Pizzey	(duly authorized officer)

/s/ Kristin Schultes	Chief Financial Officer	May 15, 2025
Kristin Schultes	(principal financial officer)