Form 10-Q
period 2025-06-30
ACUREN CORP
filed 2025-08-14
CIK 2032966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 001-42524
Acuren Corporation
(Exact name of registrant as specified in its charter)

Delaware	66-1076867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14434 Medical Complex Drive, Suite 100 Tomball, Texas	77377
(Address of principal executive offices)	(Zip Code)
(800) 218-7450
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	TIC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The number of shares of the registrant’s common stock outstanding as of August 12, 2025, was 200,589,758.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Acuren Corporation
Condensed Consolidated Balance Sheets
(amounts in thousands, except par and share data)
(Unaudited)

	Successor
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$130,056	$139,134
Accounts receivable, net	257,646	236,520
Prepaid expenses and other current assets	11,441	18,582
Total current assets	399,143	394,236
Property and equipment, net	185,675	189,233
Operating lease right-of-use assets, net	30,724	30,001
Goodwill	876,790	845,939
Intangible assets, net	742,092	740,657
Deferred tax assets	806	765
Other assets	7,128	6,908
Total assets	$2,242,358	$2,207,739
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$18,429	$13,877
Accrued expenses and other current liabilities	73,704	67,676
Current portion of long-term debt	7,731	7,750
Current portion of lease obligations	19,326	17,028
Total current liabilities	119,190	106,331
Long-term debt, net of current portion	743,532	747,048
Non-current lease obligations	42,630	40,753
Deferred tax liabilities	144,830	150,672
Other noncurrent liabilities	13,113	11,763
Total liabilities	1,063,295	1,056,567
Commitments and contingencies (Note 15)
Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 121,476,215 shares issued and outstanding as of June 30, 2025 and December 31, 2024	12	12
Additional paid-in capital	1,296,618	1,293,638
Accumulated deficit	(133,015)	(106,989)
Accumulated other comprehensive income (loss)	15,448	(35,489)
Total stockholders' equity	1,179,063	1,151,172
Total liabilities and stockholders' equity	$2,242,358	$2,207,739
See accompanying notes to unaudited condensed consolidated financial statements.

Acuren Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor 2025	Predecessor 2024	Successor 2025	Predecessor 2024
Service revenue	$313,925	$309,292	$548,140	$532,354
Cost of revenue	239,824	228,673	430,370	395,887
Gross profit	74,101	80,619	117,770	136,467
Selling, general and administrative expenses	55,236	60,870	107,694	102,724
Transaction costs	515	—	1,166	—
Income from operations	18,350	19,749	8,910	33,743
Interest expense, net	15,451	17,569	31,458	33,551
Other income, net	(777)	(279)	(1,896)	(286)
Income (loss) before income tax provision	3,676	2,459	(20,652)	478
Income tax provision	3,909	7,909	5,374	7,199
Net loss	(233)	(5,450)	(26,026)	(6,721)
Other comprehensive income (loss):
Foreign currency translation adjustment	48,376	(3,260)	50,937	(12,838)
Total other comprehensive income (loss)	48,376	(3,260)	50,937	(12,838)
Total comprehensive income (loss)	$48,143	$(8,710)	$24,911	$(19,559)

Basic and diluted loss per share:
Common stock	$(0.00)	$—	$(0.21)	$—
Series A Preferred Stock	$(0.00)	$—	$(0.21)	$—
Common shares	$—	$(1.08)	$—	$(1.34)
Weighted-average shares outstanding:
Common stock, basic	121,476,215	—	121,476,215	—
Common stock, diluted	122,476,215	—	122,476,215	—
Series A Preferred Stock, basic and diluted	1,000,000	—	1,000,000	—
Common shares, basic and diluted	—	5,024,802	—	5,024,802
See accompanying notes to unaudited condensed consolidated financial statements.

Acuren Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Successor
	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	121,476,215	$12	1,000,000	$—	$1,293,638	$(106,989)	$(35,489)	$1,151,172
Net loss	—	—	—	—	—	(25,793)	—	(25,793)
Share-based compensation expense	—	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	—	—	2,561	2,561
Balances at March 31, 2025	121,476,215	$12	1,000,000	$—	$1,294,745	$(132,782)	$(32,928)	$1,129,047
Net loss	-	—	-	—	—	(233)	—	(233)
Share-based compensation expense	-	—	-	—	1,873	—	—	1,873
Other comprehensive income	-	—	-	—	—	—	48,376	48,376
Balances at June 30, 2025	121,476,215	$12	1,000,000	$—	$1,296,618	$(133,015)	$15,448	$1,179,063

	Predecessor
	Common Shares		Treasury Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2023	5,024,802	$50	$(1,029)	$366,327	$17,447	$(796)	$381,999
Net loss	—	—	—	—	(1,271)	—	(1,271)
Share-based compensation expense	—	—	—	897	—	—	897
Other comprehensive loss	—	—	—	—	—	(9,578)	(9,578)
Balances at March 31, 2024	5,024,802	$50	$(1,029)	$367,224	$16,176	$(10,374)	$372,047
Net loss	—	—	—	—	(5,450)	—	(5,450)
Share-based compensation expense	—	—	—	16,799	—	—	16,799
Other comprehensive loss	—	—	—	—	—	(3,260)	(3,260)
Balances at June 30, 2024	5,024,802	$50	$(1,029)	$384,023	$10,726	$(13,634)	$380,136
See accompanying notes to unaudited condensed consolidated financial statements.

Acuren Corporation
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	Successor 2025	Predecessor 2024
Cash flows from operating activities:
Net loss	$(26,026)	$(6,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	31,912	18,712
Amortization expense	26,224	20,051
Non-cash lease expense	5,139	6,070
Share-based compensation expense	2,980	17,696
Amortization of deferred financing costs	1,682	2,043
Accrued contingent consideration	2,049	527
Fair value adjustments on interest rate derivatives	—	3,102
Deferred taxes	(11,718)	(5,401)
Other	(744)	(654)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,636)	(46,084)
Prepaid expenses and other current assets	8,388	(4,991)
Accounts payable	974	(7,052)
Accrued expenses and other current liabilities	3,434	3,183
Operating lease obligations	(4,904)	(6,369)
Other assets and liabilities	(449)	(2,866)
Net cash provided by (used in) operating activities	26,305	(8,754)

Cash flows from investing activities:
Purchases of property and equipment	(12,494)	(11,321)
Proceeds from sale of property and equipment	743	974
Acquisitions of businesses, net of cash acquired	(16,656)	(46,280)
Net cash used in investing activities	(28,407)	(56,627)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	30,000
Payments on long-term borrowings	(3,865)	(16,346)
Payment of debt issuance costs	(1,165)	—
Payments on finance lease obligations	(5,278)	(4,904)
Net cash (used in) provided by financing activities	(10,308)	8,750

Net effect of exchange rate fluctuations on cash and cash equivalents	3,332	366
Net change in cash and cash equivalents	(9,078)	(56,265)

Cash and cash equivalents
Beginning of period	139,134	87,061
End of period	$130,056	$30,796
See accompanying notes to unaudited condensed consolidated financial statements.

Acuren Corporation
Notes to Condensed Consolidated Financial Statements
(table amounts in thousands, except share and per share data)
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Acuren Corporation (hereinafter referred to as Acuren,” or the “Company”) is a leading provider of critical asset integrity services. Acuren operates primarily in North America serving a broad range of industrial markets, most notably chemical, pipeline, refinery, power generation, oilsands, automotive, aerospace, mining, manufacturing, renewable energy, and pulp and paper. Acuren provides these essential and often compliance-mandated (often at customer locations) services in the industrial space and is focused on the recurring maintenance needs of its customers.
Until its acquisition of ASP Acuren Holdings, Inc. (“ASP Acuren”) on July 30, 2024 (the “Acuren Acquisition”) pursuant to the terms of the related Agreement and Plan of Merger (the “Merger Agreement”), the Company had neither engaged in any operations nor generated any revenues. On July 30, 2024 (the “Closing Date”), the Company completed the Acuren Acquisition and changed its name from Admiral Acquisition Limited. See “Note 2. Business Combinations” for further discussion.
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements (the “interim statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as certain information has been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations of companies acquired are included from the date of acquisition. In the opinion of management, these interim statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These interim statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC (the “2024 Annual Report”).
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
As a result of the application of the acquisition method of accounting as of the Closing Date, the accompanying interim statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to the impacts of the Acuren Acquisition, including the remeasurement of acquired assets and assumed liabilities at fair value in the Successor consolidated financial statements.
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

Recent Accounting Pronouncements Not Yet Adopted
The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended December 31, 2024. See the 2024 Annual Report for information pertaining to the effects of recently adopted and other recent accounting pronouncements.
NOTE 2. BUSINESS COMBINATIONS
2025 Acquisitions (Successor)
During the six months ended June 30, 2025, the Company completed two business combinations, which were not significant to the interim statements, either individually or in the aggregate. Total net aggregate cash consideration was $16.7 million. The amount of service revenue from these acquisitions included in the Company’s interim statements for the three and six months ended June 30, 2025, was $1.8 million and $3.0 million, respectively. The amount of net income from these acquisitions for the three and six months ended June 30, 2025, was not significant. The Company recorded a total $3.9 million of goodwill related to these acquisitions; $2.5 million was assigned to the U.S. reporting unit and $1.4 million was assigned to the Canadian reporting unit. The Company expects to finalize the purchase price allocation for each of these acquisitions by December 31, 2025.
2024 Acquisitions
Successor Period
On July 30, 2024, the Company completed the Acuren Acquisition, whereby it obtained control of ASP Acuren and concurrently changed its name to Acuren Corporation. The aggregate purchase consideration transferred to the shareholders of ASP Acuren (the “Sellers”) totaled $1.9 billion, which included: i) a cash payment made at the Closing Date of $1.9 billion, of which $5.2 million was subsequently returned to the Company related to a net working capital adjustment and settlement between the Company and Sellers (recognized as a measurement period adjustment) and ii) 0.4 million Acuren British Virgin Islands ordinary shares of the Company with an estimated fair value of $4.0 million.
The Acuren Acquisition was accounted for under the acquisition method of accounting. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of deferred income tax assets acquired and liabilities assumed, contract assets and liabilities, certain lease related assets and liabilities, and indemnification assets. The Company finalized the valuation and completed the purchase price allocation as of June 30, 2025 prior to the end of the measurement period.

The following table summarizes the fair value of consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the Closing Date:

Cash consideration	$1,871,642
Equity consideration	4,000
Total consideration	$1,875,642
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	49,456
Accounts receivables, net	270,849
Prepaid and other current assets	9,302
Property and equipment	199,760
Lease assets	27,530
Intangible assets	775,000
Other assets	13,674
Deferred tax assets	813
Accounts payable	(17,035)
Accrued expenses and other current liabilities	(76,446)
Deferred tax liabilities	(167,944)
Lease obligations	(54,900)
Other liabilities	(20,016)
Total identifiable net assets acquired	1,010,043
Goodwill	$865,599
Predecessor Period
During the six months ended June 30, 2024, the Company completed three business combinations, which were not significant to the interim statements, either individually or in the aggregate. Total cash consideration was $47.6 million. The amount of revenue from these acquisitions included in the Company’s interim statements for the three and six months ended June 30, 2024, was $6.4 million and $7.5 million, respectively. The amount of net income from these acquisitions for the three and six months ended June 30, 2024, was not significant. The Company recorded a total $22.2 million of goodwill related to these acquisitions.
NOTE 3. STOCKHOLDERS’ EQUITY
Successor Period
On December 16, 2024, the Company changed its jurisdiction of incorporation from the British Virgin Islands (“BVI”) to the State of Delaware (the “Domestication”). The business, assets and liabilities of the Company and its subsidiaries were the same immediately after the Domestication as they were immediately prior to the Domestication. As a result of the Domestication, the Company’s ordinary shares and Founder Preferred Shares were converted on a one-to-one basis into shares of common stock and Series A Preferred Stock, respectively, and each holder of a warrant, option or restricted stock unit of the BVI company became a holder of a warrant, option or restricted stock unit of the Delaware company. The number of shares outstanding did not change as a result of the Domestication, and the proportional equity interest of each shareholder remained the same. Shares referred to as ordinary shares and Founder Preferred Shares prior to the Domestication are referred to as common shares and Series A Preferred Shares (“Preferred Shares”), respectively, throughout these unaudited condensed consolidated financial statements.
The Company has authorized shares consisting of two classes: 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 1,000,000 shares are designated as “Series A Preferred Stock” (the “Series A Preferred Stock”). As of June 30, 2025, the Company had 121,476,215 shares of common stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.
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

After the Acuren Acquisition, once the Average Price (as defined in our certificate of incorporation) of the common stock is at least $11.50 per share for any 10 consecutive trading days, the holders of the Series A Preferred Stock will be entitled to receive an annual dividend in the form of shares of common stock, with such condition having been satisfied during the three months ended March 31, 2025. As a result, the Annual Dividend Amount, as defined below, will be available to the holders of the Series A Preferred Stock.
In the first Dividend Period for the year ending December 31, 2025, the annual dividend due to holders of the Series A Preferred Stock will be equal to 20 percent of the appreciation of the market price of the common stock (the “Annual Dividend Amount”) based on the Dividend Price compared to a price of $10.00 per share. For purposes of determining the Annual Dividend Amount, the Dividend Price is the Average Price per share of common stock for the last 10 consecutive trading days in the relevant Dividend Period. In subsequent years, the Annual Dividend Amount will be calculated based on the appreciated Dividend Price compared to the highest Dividend Price previously used in calculating the Annual Dividend Amount.
Upon the liquidation of the Company, an Annual Dividend Amount shall be payable for the shortened Dividend Period and the holders of the Series A Preferred Stock shall have the right to a pro rata share (together with holders of the common stock) in the distribution of the surplus assets of the Company. In the event of a Change of Control, the holders of the Series A Preferred Stock will be entitled to receive, in the aggregate, a one-time dividend equal to the Change of Control Dividend Amount (as defined in our certificate of incorporation).
Holders of the Series A Preferred Stock will participate in any dividends on the common stock on an as converted basis. In addition, if the Company pays a dividend on its common stock, holders of the Series A Preferred Stock will also receive an amount equal to 20 percent of the dividend which would be distributable on 121,476,215 shares of common stock as of June 30, 2025. All such dividends on the Series A Preferred Stock will be paid at the same time as the dividends on the common stock.
Shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on December 31, 2034 (the “Conversion”). At the option of the holder, each share of Series A Preferred Stock is convertible into one share of common stock until the Conversion. Each holder of the Series A Preferred Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company, voting together with the holders of common stock as a single class.
The Company followed ASC 718, Compensation — Stock Compensation, to account for the issuance of the Series A Preferred Stock. See “Note 17. Share-Based Compensation” in the 2024 Annual Report for further discussion.
Warrants
In May 2023, in connection with the Company’s IPO, the Company issued 54,975,000 Warrants to the purchasers of both common shares and Series A Preferred Shares (including the 25,000 Warrants that were issued to the then independent non-founder directors in connection with their fees). Each Warrant is exercisable until three years after the Acuren Acquisition. The Warrants are exercisable in multiples of four-for-one share of common stock at an exercise price of $11.50 per whole share of common stock.
The Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price per share of the common stock exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Warrants). The Warrants expire worthless three years after the Acuren Acquisition, if not exercised or redeemed. Warrants issued with common stock were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. As of June 30, 2025, the Company had 18,264,876 Warrants outstanding for approximately 4,566,219 shares of common stock.

NOTE 4. EARNINGS PER SHARE
Successor Period
Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Company has determined that its Series A Preferred Stock represent participating securities and are a class of common stock. As such, the Company uses the two-class method of computing earnings per share. Under this method, net income (or loss) is allocated between the holders of common stock and the holders of the Series A Preferred Stock based on their respective participation rights. Given that holders of Series A Preferred Stock participate in net losses on a 1:1 basis with holders of common stock, the allocation of net losses under the two-class method is equivalent to the allocation of net losses that would result under the if-converted method. Consequently, there is no difference between basic and diluted net loss per share of common stock.
The following table sets forth the computations of basic and diluted loss per share of common stock and Series A Preferred Stock using the two-class method and the if-converted method, respectively, for the three and six months ended June 30, 2025.

	Successor
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Basic shares:
Numerator:
Net loss	$(233)	$(26,026)
Undistributed loss allocated to Series A Preferred Stock	2	212
Net loss available to holders of common stock	$(231)	$(25,814)
Denominator:
Weighted average common stock outstanding – basic	121,476,215	121,476,215
Weighted average Series A Preferred Stock outstanding – basic	1,000,000	1,000,000
Basic loss per common stock	$(0.00)	$(0.21)
Basic loss per Series A Preferred Stock	$(0.00)	$(0.21)

Dilutive shares:
Numerator:
Undistributed loss allocated to common stock	$(231)	$(25,814)
Undistributed loss allocated to Series A Preferred Stock	(2)	(212)
Total undistributed loss	$(233)	$(26,026)
Denominator:
Weighted average common stock outstanding – basic	121,476,215	121,476,215
Add: dilutive securities
Series A Preferred Stock	1,000,000	1,000,000
Weighted average common stock outstanding – diluted	122,476,215	122,476,215
Weighted average Series A Preferred Stock outstanding – diluted	1,000,000	1,000,000
Diluted loss per common stock	$(0.00)	$(0.21)
Diluted loss per Series A Preferred Stock	$(0.00)	$(0.21)
For the three and six months ended June 30, 2025, the Company excluded the following potentially dilutive shares from the computation of diluted loss per common stock as the impact would have been anti-dilutive:

	Successor
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Stock options(1)	—	2,914
Warrants(1)	—	106,451
Time-based RSUs	485,809	367,697
Contingently issuable RSUs	1,703,834	1,703,834
Contingently issuable Series A Preferred Stock dividend(2)	1,577,944	788,972

(1) For the three months ended June 30, 2025, the stock options and warrants were out of the money.
(2) See discussion of the Annual Dividend Amount in “Note 3. Stockholders’ Equity.”
Predecessor Period
Basic and diluted loss per common share for the three and six months ended June 30, 2024 (Predecessor) was calculated as follows:

	Predecessor
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Basic shares:
Numerator:
Net loss available to common shares	$(5,450)	$(6,721)
Denominator:
Weighted average common shares outstanding – basic	5,024,802	5,024,802
Basic loss per common share	$(1.08)	$(1.34)

Dilutive shares from stock options	—	—
Weighted average common shares outstanding – diluted	5,024,802	5,024,802
Diluted loss per common share	$(1.08)	$(1.34)
For the three and six months ended June 30, 2024 (Predecessor), 187,335 and 185,327 potential dilutive shares, respectively, related to stock options were excluded from the computation of diluted loss per common share because their effect would have been anti-dilutive.
Additionally, the Company had outstanding stock options that were eligible to vest on achievement of certain market thresholds upon a change of control. For the three and six months ended June 30, 2024 (Predecessor), the contingently issuable potential shares were excluded from the computation of basic and diluted earnings per share as the contingency was not met as of the end of the reporting period. These excluded shares were as follows:

Outstanding as of June 30, 2024 (Predecessor)
Tranche B Options	180,828
Tranche C Options	55,872

NOTE 5. ACCOUNTS RECEIVABLE
Accounts receivable is recorded net of an allowance for credit losses and includes invoiced and accrued but unbilled revenue. Accounts receivable consist of the following:

	Successor
	June 30, 2025	December 31, 2024
Accounts receivable	$204,555	$216,613
Unbilled receivable	56,281	24,171
Allowance for credit losses	(3,190)	(4,264)
Total accounts receivable, net	$257,646	$236,520
The Company records an allowance for credit losses for accounts receivable based on management’s expected credit losses. Management’s estimate of expected credit losses is based on its assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes.
Changes to the allowance for credit losses are adjusted through credit loss expense, which is included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations and comprehensive income (loss).
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

		Successor
	Useful Life (Years)	June 30, 2025	December 31, 2024
Land		$6,205	$5,950
Buildings and leasehold improvements	25	20,044	19,308
Computer, software and office equipment	3 – 5	3,225	2,917
Machinery and equipment	3 – 10	142,379	122,932
Vehicles	5	60,622	53,154
Construction in progress		5,086	6,878
Total property and equipment		237,561	211,139
Accumulated depreciation		(51,886)	(21,906)
Property and equipment, net		$185,675	$189,233
Total depreciation expense for property and equipment was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor 2025	Predecessor 2024	Successor 2025	Predecessor 2024
Cost of revenue	$16,219	$9,481	$31,581	$18,542
Selling, general and administrative expenses	96	38	331	170
Total depreciation expense	$16,315	$9,519	$31,912	$18,712

NOTE 7. GOODWILL
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2025 (Successor) were as follows:

	US(1)	Canada	Total
Balance at December 31, 2024	$352,288	$493,651	$845,939
Acquisitions	2,499	1,428	3,927
Currency adjustments	274	26,650	26,924
Balance at June 30, 2025	$355,061	$521,729	$876,790
(1) Includes goodwill attributable to the Company’s operations in the UK.
NOTE 8. INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets were as follows:

		Successor
	Weighted Avg. Remaining Life (Years)	June 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14.1	$684,966	$(41,459)	$643,507	$658,783	$(18,298)	$640,485
Tradenames	14.1	100,627	(6,149)	94,478	98,392	(2,731)	95,661
Technology	4.1	5,029	(922)	4,107	4,925	(414)	4,511
		$790,622	$(48,530)	$742,092	$762,100	$(21,443)	$740,657
Amortization expense recognized on intangible assets was $13.2 million and $26.2 million for the three and six months ended June 30, 2025 (Successor), respectively, and $10.2 million and $20.1 million for the three and six months ended June 30, 2024 (Predecessor), respectively.
NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities balances consisted of the following:

	Successor
	June 30, 2025	December 31, 2024
Accrued salaries, wages and related employee benefits	$35,737	$33,929
Accrued trade payables	4,070	4,143
Accrued indirect taxes	6,481	4,398
Accrued sales discounts	3,238	3,899
Accrued insurance	3,976	2,781
Income taxes payable	6,993	2,633
Other accrued expenses	13,209	15,893
Total accrued expenses and other current liabilities	$73,704	$67,676
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
The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values because of their short maturity. The fair values of the Company’s revolving line of credit facilities and long-term debt approximate their carrying value as they are based on current lending rates for similar borrowings, assuming the debt is outstanding through maturity, and considering the collateral. The fair values of the Company’s finance lease obligations approximate their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issuances of debt.
The fair value of the Predecessor’s interest rate swap agreements, existing during the Predecessor three and six months ended June 30, 2024 and terminated during the Predecessor period ended July 29, 2024, were determined using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. This fair value measurement is based on inputs that are observable either directly or indirectly and thus represents a Level 2 measurement within the fair value hierarchy. Refer to “Note 12. Financial Instruments” for further details on the accounting treatment of the swap agreements.
NOTE 11. LONG-TERM DEBT
The Company’s long-term debt obligations consisted of the following:

		Successor
	Maturity Date	June 30, 2025	December 31, 2024
Term Loan	July 30, 2031	$769,197	$773,063
Revolving credit facility	July 30, 2029	—	—
Less: Unamortized deferred financing costs		(17,934)	(18,265)
Total debt		751,263	754,798
Less: Current portion		(7,731)	(7,750)
Long-term debt, net of current portion		$743,532	$747,048
2024 Credit Agreement
The Company is party to a credit agreement by and among Acuren Delaware Holdco, Inc. (f/k/a AAL Delaware Holdco, Inc.), a wholly-owned subsidiary, as the initial borrower, Acuren Holdings, Inc. (f/k/a ASP Acuren Holdings, Inc.), as a borrower, and any other subsidiaries of the Company from time to time party thereto as borrowers, (collectively, the “Borrowers”), the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $775.0 million seven-year senior secured term loan (the “Term Loan”) under the senior secured term loan facility (the “Term Loan Facility”) and a $75.0 million five-year senior secured revolving credit facility, of which up to $20.0 million can be used for the issuance of letters of credit (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”).
The Credit Facility contains certain customary negative operating covenants (certain of which are not applicable depending on net leverage ratios), customary restrictive covenants and other customary provisions relating to events of default, including non-payment of principal, interest or fees, breach of covenants, misrepresentations, insolvency proceedings, cross default to other indebtedness of the Borrowers and its subsidiaries in excess of $40.0 million or judgments from creditors of such amount, change of control, and certain events relating to Employee Retirement Income Security Act plans.
Solely with respect to the Revolving Credit Facility, the Credit Facility contains a financial covenant for the First Lien Net Leverage Ratio to be tested as of the last day of any such fiscal quarter only in the event that the total outstanding (excluding undrawn Letters of Credit) is greater than 35% of the total Revolving Credit Commitment, in which case the First Lien Net Leverage Ratio may exceed 5.85 to 1.00. As of June 30, 2025 (Successor), the Company was in compliance with the covenants under the Credit Facility.
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
Repricing of Term Loan
On January 31, 2025, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the interest rate margins for the Term Loan decreased from 2.50% to 1.75% for the base rate and from 3.50% to 2.75% for the secured overnight financing rate (“SOFR”), adjusted for statutory reserves. All other material terms of the Credit Agreement, including the aggregate principal amount, repayment terms, and interest rate applicable on the Revolving Credit Facility remained the same. The Company evaluated the change of terms under ASC 470-50, Debt–Modifications and Extinguishments, and concluded the change in terms did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not an extinguishment of the debt. As such, the financing costs of $1.2 million were reflected as additional debt issuance costs and are amortized to interest expense over the term of the Term Loan.
As of June 30, 2025 (Successor), the Company had $769.2 million of principal outstanding under the Term Loan. The interest rate applicable to the Term Loan is, at the Company’s option, either: (1) a base rate plus an applicable margin equal to 1.75% or (2) SOFR plus an applicable margin equal to 2.75%. Principal payments on the Term Loan commenced on December 31, 2024, and are made in quarterly installments on the last day of each fiscal quarter in an amount equal to 0.25% of the initial aggregate principal amount of the Term Loan. The Term Loan matures on July 30, 2031.
Issuance of New Fungible Term Loans
On August 4, 2025, in connection with the acquisition of NV5 Global, Inc. (“NV5”), the Company entered into the Second Amendment to the Credit Agreement which includes new fungible term loans in an aggregate principal amount of $875.0 million and increases the aggregate amount of the senior secured revolving credit facility from $75.0 million to $125.0 million. See “Note 19. Subsequent Events” for further discussion.
Revolving Credit Facility
The interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either a base rate plus an applicable margin equal to 2.50% or SOFR (adjusted for statutory reserves) plus an applicable margin equal to 3.50%. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.375% or 0.50% based on the Company’s first lien net leverage ratio. As of June 30, 2025 (Successor) and December 31, 2024 (Successor), the Company had no amounts outstanding under its Revolving Credit Facility.
Letters of Credit and Surety Bonds
As of June 30, 2025 (Successor), the Company had $5.9 million in stand-by letters of credit issued (as a component of the Revolving Credit Facility), but did not withdraw any amount against the letters of credit. Additionally, the Company had $1.4 million in surety bonds outstanding, which are not a component of the Revolving Credit Facility.
2019 Credit Agreement
On December 20, 2019, the Predecessor entered into a credit agreement (the “2019 Credit Agreement”). The 2019 Credit Agreement was collateralized by all of the Predecessor’s assets. The 2019 Credit Agreement provided for an initial term loan of $430.0 million and was amended on January 23, 2020, November 19, 2021, and August 15, 2023, providing an additional $15.0 million, $100.0 million and $170.0 million of principal under the term loan. The term loan would have matured on January 23, 2027 and provided for interest at a variable rate which consists of the base rate, as defined in the agreement, plus a SOFR-based applicable rate, which can vary between 3.0% and 4.5% depending on the type of term loan.
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
NOTE 12. FINANCIAL INSTRUMENTS
The Company’s risk management strategy from time to time utilizes interest rate swap agreements to mitigate interest rate exposure on its variable rate debt. The Company has not historically designated these derivatives as hedging instruments and reported these agreements at fair value with unrealized gains and losses recorded within “Interest expense, net” within the condensed consolidated statements of operations and comprehensive income (loss) in the reporting period in which the unrealized gains and losses occurred. During the six months ended June 30, 2024 (Predecessor), all historical agreements were terminated.
NOTE 13. INCOME TAXES
Income taxes are accounted for under the asset and liability method as required by ASC 740, Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured at the enacted income tax rates expected to apply in the taxable year that the asset or liability is expected to be recovered or settled.
We recorded income tax expense of $3.9 million and $5.4 million for the three and six months ended June 30, 2025 (Successor), respectively. The effective tax rate, inclusive of discrete items, was 106.3% and (26.0)% for the three and six months ended June 30, 2025 (Successor), which is driven by a combination of the disparity between results of operations as well as the tax jurisdictions across the United States and Canada, and the valuation allowance discussed in further detail below.
We recorded income tax expense of $7.9 million and $7.2 million for the three and six months ended June 30, 2024 (Predecessor), respectively. The effective tax rate, inclusive of discrete items, was 321.6% and 1,506.1% for the three and six months ended June 30, 2024 (Predecessor), respectively, which is primarily driven by Canadian federal and provincial tax rates as well as non-deductible stock compensation expense of $16.8 million recorded during the three months ended June 30, 2024.
The Company evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was needed. The deferred tax assets are composed primarily of net operating loss carryforwards and 163(j) interest limitation carryforwards. The Company primarily relies on reversing tax liabilities to support the realization of its deferred tax assets. Based on available evidence and limitations on interest deductions under the tax law, the Company recorded a valuation allowance of $11.1 million as of June 30, 2025, primarily against the interest expense carryforward. The Company will continue to assess the evidence and the realizability of the deferred tax assets at each reporting date. Should evidence regarding the realizability of the Company’s deferred tax assets change at a future point in time, the Company will adjust the valuation allowance as required.
On July 4, 2025, the “One Big Beautiful Bill Act,” was enacted into law. The legislation includes changes to federal tax law, including the restoration of immediate expensing of domestic research and development (“R&D”) expenditures, reinstatement of 100% bonus depreciation and more favorable rules for determining the limitation on business interest expense, among other changes. Since the enactment occurred after the balance sheet date but before the issuance of the unaudited condensed consolidated financial statements, these changes were not reflected in the income tax provision for the three and six months ended June 30, 2025. The Company is currently evaluating the impact on future periods.
NOTE 14. STOCK-BASED COMPENSATION
Successor Period
Restricted Stock Units
Awards of Restricted Stock Units (“RSUs”) are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Forfeitures are recognized as they occur. The Company’s RSU’s consist of three types: time-based units, market-based units and performance-based units, that are settled in shares of the Company’s common stock upon vesting.
The time-based awards issued to the Company’s employees vest in equal installments over a three-year service period from the grant date or cliff vest at the end of a three-year service period from the grant date. The time-based RSUs issued to the Company’s directors vest at the end of the anniversary date of their grant date. The market-based RSUs issued to the Company’s employees vest upon the later of the first anniversary of the grant date and the calendar day following the 10 consecutive trading day period during which the VWAP of the Company’s common stock reaches $20.00 per share, which must be achieved before the fifth anniversary of the grant date. The performance-based RSUs issued to the Company’s employees vest based on the attainment of Adjusted EBITDA targets as outlined in the award grant notice and cliff vest at the end of the three-year performance period.
The grant-date fair values of the time-based units and the performance-based units were determined based on the fair value of the underlying common stock on the grant date. The grant-date fair value of the market-based units was determined using a Monte Carlo simulation method which takes into consideration different stock price paths. The significant assumptions used to determine the fair value included volatility of 35% and a risk-free interest rate of 3.37%.
Below is a summary of RSU activity for the six months ended June 30, 2025 (Successor):

	Successor
	Time Vesting Units		Market Vesting Units		Performance Vesting
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	827	$10.00	777	$5.35	—	$—
Granted	564	9.19	—	—	1,103	9.19
Forfeited	(150)	9.79	(110)	5.35	(79)	9.19
Units Vested	—	—	—	—	—	—
Unvested as of June 30, 2025	1,241	$9.66	667	$5.35	1,024	$9.19
Share-based compensation expense is recorded in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and comprehensive income (loss). Share-based compensation expense during the three months ended June 30, 2025, was $1.9 million, consisting of $0.9 million for time-based RSU’s, $0.3 million for market-based RSUs and $0.7 million for performance-based RSU’s. Share-based compensation expense during the six months ended June 30, 2025, was $3.0 million, consisting of $1.7 million for time-based RSU’s, $0.6 million for market-based RSUs, and $0.7 million for performance-based RSU’s.
As of June 30, 2025, the total unrecognized compensation expense for time-based RSUs was $9.3 million, which is expected to be recognized over a weighted average period of approximately 2.3 years. As of June 30, 2025, the total unrecognized compensation expense for market-based RSUs was $2.5 million, which is expected to be recognized over a weighted average period of approximately 1.7 years. As of June 30, 2025, the total unrecognized compensation expense for performance-based RSUs was $8.7 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved in matters that involve various claims which have arisen in the normal course of business. The Company does not believe any liabilities that may arise as a result of such claims will have a material adverse effect, individually or in the aggregate, on its business, results of operations, cash flows or financial condition.
NOTE 16. SEGMENT REPORTING
The following tables set forth certain financial information for each of the Company’s reportable segments for the periods indicated:

	Three Months Ended June 30, 2025 (Successor)
	United States	Canada	Corporate and Eliminations	Total
Service revenue	$164,079	$150,339	$(493)	$313,925
Cost of revenue	126,251	114,066	(493)	239,824
Gross profit	$37,828	$36,273	$—	$74,101
Depreciation and amortization	18,025	11,512	—	29,537
Total assets	1,143,743	1,098,615	—	2,242,358
Long-lived assets (1)	110,042	75,633	—	185,675
(1) Long-lived assets consist of property and equipment as identified in “Note 6. Property and equipment.”

	Three Months Ended June 30, 2024 (Predecessor)
	United States	Canada	Corporate and Eliminations	Total
Service revenue	$165,623	$144,036	$(367)	$309,292
Cost of revenue	121,544	107,496	(367)	228,673
Gross profit	$44,079	$36,540	$—	$80,619
Depreciation and amortization	11,983	7,687	—	19,670
Total assets	768,684	510,323	—	1,279,007
Long-lived assets (1)	72,472	43,284	—	115,756
(1) Long-lived assets consist of property and equipment as identified in “Note 6. Property and equipment.”

	Six Months Ended June 30, 2025 (Successor)
	United States	Canada	Corporate and Eliminations	Total
Service revenue	$311,769	$237,311	$(940)	$548,140
Cost of revenue	245,847	185,463	(940)	430,370
Gross profit	$65,922	$51,848	$—	$117,770
Depreciation and amortization	35,902	22,234	—	58,136

	Six Months Ended June 30, 2024 (Predecessor)
	United States	Canada	Corporate and Eliminations	Total
Service revenue	$308,927	$224,191	$(764)	$532,354
Cost of revenue	227,852	168,799	(764)	395,887
Gross profit	$81,075	$55,392	$—	$136,467
Depreciation and amortization	23,924	14,839	—	38,763
NOTE 17. RELATED PARTIES
As of June 30, 2025, 1,000,000 shares of Series A Preferred Stock and 18,877,500 shares of common stock were held by Mariposa Acquisition IX, LLC (the “Founder Entity”). Sir Martin E. Franklin, Co-Chairman, is a beneficial owner and the manager of the Founder Entity and, as such, controls all the Founder Entity’s interests in the Company. Each of Robert A.E. Franklin, the Company’s Co-Chairman and James E. Lillie, a Director of the Company, hold or control a limited liability company interest in the Founder Entity and, as a result, may also be deemed to have a pecuniary interest in it. No dividends on the Series A Preferred Stock have been declared during the six months ended June 30, 2025.
During the three and six months ended June 30, 2025, the Company incurred advisory fees of $0.5 million and $1.0 million, respectively, that were paid to Mariposa Capital, LLC, an affiliate of the Company’s Co-Chairmen.
During the Predecessor period ended June 30, 2024, the Company was party to an agreement with American Securities, LLC, a related party at that time. The Company expensed $0.9 million and $1.7 million included in “Selling, general and administrative expenses” in relation to this agreement for the three and six months ended June 30, 2024, respectively. This agreement terminated at the closing of the Acuren Acquisition.
NOTE 18. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow information and schedules of non-cash investing and financing activities for the periods indicated were as follows:

	Six Months Ended June 30,
	Successor 2025	Predecessor 2024
Supplemental disclosure of cash flow information
Interest paid	$28,269	$7,377
Income taxes paid	12,293	16,723
Supplemental disclosure of non-cash operating, investing and financing activities:
Purchases of property and equipment accrued and not yet paid	$2,729	$1,795
Increases in lease assets in exchange for lease liabilities:
Operating leases	$4,464	$6,688
Finance leases	7,512	5,776
NOTE 19. SUBSEQUENT EVENTS
Merger with NV5 and Issuance of New Fungible Term Loans
On August 4, 2025, the Company completed the previously announced acquisition of NV5, a global provider of technology, conformity assessment, consulting solutions and software applications to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental and geospatial markets. The aggregate purchase price was approximately $1.7 billion, including the full repayment of NV5’s outstanding debt. On the closing date, the Company paid total consideration consisting of approximately $618.7 million in cash and the issuance of approximately 79.0 million shares of common stock.
Due to the proximity of the transaction closing date to the Company’s filing date of this Quarterly Report, the initial accounting for the NV5 acquisition is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805, Business Combinations, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired, liabilities assumed and goodwill. The Company expects to provide the required disclosures beginning in its Form 10-Q for the quarter ended September 30, 2025.
Also on August 4, 2025, in connection with the acquisition of NV5, the Company entered into the Second Amendment to the Credit Agreement. The Second Amendment amended the Credit Agreement to: (i) include new fungible term loans in an aggregate principal amount of $875.0 million (the “Amendment No. 2 Term Loans”), which increases the aggregate amount of total term loans outstanding under the Credit Agreement from $769.2 million to $1.6 billion, and (ii) increase the aggregate amount of the senior secured revolving credit facility from $75.0 million to $125.0 million. From and after the NV5 closing date, principal payments on the Amendment No. 1 Term Loans (as defined in the Credit Agreement) and the Amendment No. 2 Term Loans, commencing on September 30, 2025, will be made in quarterly installments on the last day of each fiscal quarter equal to $4.1 million, subject to adjustments in accordance with the Credit Agreement. The Amendment No. 2 Term Loans, together with the Amendment No. 1 Term Loans, will mature on July 30, 2031. The proceeds of the Amendment No. 2 Term Loans were used to finance the cash purchase consideration for the NV5 acquisition and pay transaction costs associated with the Second Amendment. All other material terms of the Credit Agreement, as amended by the Second Amendment, remained unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ASP Acuren is our accounting predecessor. The following is a discussion of the results of operations of Acuren Corporation (Successor) for the three and six months ended June 30, 2025 compared to the results of operations of ASP Acuren (Predecessor) for the three and six months ended June 30, 2024. This discussion should be read in conjunction with the information contained in the unaudited Acuren Corporation condensed consolidated financial statements and the notes related thereto included elsewhere in this Quarterly Report. The tables below are presented in thousands except for percentages as well as share and per share amounts.
In this section, “we,” us,” “our” and “Acuren” refer to Acuren Corporation (Successor) for the three and six months ended June 30, 2025 and ASP Acuren Holdings, Inc. (Predecessor) for the three and six months ended June 30, 2024.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report contains “forward-looking statements”. These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect,” “anticipate,” “project,” “will,” “should,” “believe,” “intend,” “plan,” “estimate,” “potential,” “target,” “would,” and similar expressions, although not all forward-looking statements contain these identifying terms. These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements concerning our expectations regarding, as of the date such statements are made: (i) economic, industry and market conditions, including as a result of inflation, and trade and geopolitical conflicts, (ii) the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity, (iii) the cost of compliance with laws and regulations, (iv) the impact of legal claims and related contingencies, (v) estimates and liabilities regarding accounting and tax matters, and (vi) the Company’s acquisition of NV5.
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
Please see “Risk Factors” located in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and our registration statement on Form S-4 filed with the SEC on June 25, 2025, and declared effective on June 27, 2025, for a further discussion of these and other risks and uncertainties which could affect our future results. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in our SEC filings or otherwise.

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
Recent Developments
Merger with NV5 and Issuance of New Fungible Term Loans
On August 4, 2025, the Company completed the previously announced acquisition of NV5, a global provider of technology, conformity assessment, consulting solutions and software applications to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental and geospatial markets. Pursuant to the terms of the merger agreement, the aggregate purchase price was approximately $1.7 billion, including the full repayment of NV5’s outstanding debt. On the closing date, the Company paid total consideration consisting of approximately $618.7 million in cash and the issuance of approximately 79.0 million shares of common stock.
Tax Legislation
On July 4, 2025, the “One Big Beautiful Bill Act,” was enacted into law. The legislation includes changes to federal tax law, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation and more favorable rules for determining the limitation on business interest expense, among other changes. Since the enactment occurred after the balance sheet date but before the issuance of the unaudited condensed consolidated financial statements, these changes were not reflected in the income tax provision for the three and six months ended June 30, 2025. The Company is currently evaluating the impact on future periods.
Credit Facility Updates
On January 31, 2025, the Company entered into the First Amendment to the Credit Agreement, pursuant to which, the interest rate margins for the Term Loan decreased from 2.50% to 1.75% for the base rate and from 3.50% to 2.75% for SOFR. All other material terms of the Credit Agreement, including the aggregate principal amount, repayment terms and interest rate applicable on the Revolving Credit Facility remained the same. See “Liquidity and Capital Resources — Financing” for more information.
On August 4, 2025, in connection with the acquisition of NV5, the Company entered into the Second Amendment to the Credit Agreement. The Second Amendment amended the Credit Agreement to: (i) include new fungible term loans in an aggregate principal amount of $875.0 million (the “Amendment No. 2 Term Loans”), which increases the aggregate amount of total term loans outstanding under the Credit Agreement from $769.2 million to $1.6 billion, and (ii) increase the aggregate amount of the senior secured revolving credit facility from $75.0 million to $125.0 million. From and after the NV5 closing date, principal payments on the Amendment No. 1 Term Loans (as defined in the Credit Agreement) and the Amendment No. 2 Term Loans, commencing on September 30, 2025, will be made in quarterly installments on the last day of each fiscal quarter equal to $4.1 million subject to adjustments in accordance with the Credit Agreement. The Amendment No. 2 Term Loans, together with the Amendment No. 1 Term Loans, will mature on July 30, 2031. The proceeds of the Amendment No. 2 Term Loans were used to finance the cash purchase consideration for the NV5 acquisition and pay transaction costs associated with the Second Amendment. All other material terms of the Credit Agreement, as amended by the Second Amendment, remained unchanged.
Certain Factors and Trends Affecting Acuren’s Results of Operations
Summary of Acquisitions
In addition to the Acuren Acquisition, the Company completed other acquisitions, none of which were material, during the periods presented that also affect the comparability of its results of operations.
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
The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024, and other aspects effective January 1, 2025. The U.S. and other countries continue to discuss how Pillar 2 will apply to U.S. companies. We are continuing to evaluate and monitor the impact of Pillar 2 and the evolving legislative landscape. To date, Pillar 2 has not had a material impact on our effective tax rate or condensed consolidated financial statements.
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
Results of Operations
The comparability of our operating results for the three and six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor) was impacted by the Acuren Acquisition. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the Acuren Acquisition to the extent they remain ascertainable.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor 2025	Predecessor 2024	Successor 2025	Predecessor 2024
Service revenue	$313,925	$309,292	$548,140	$532,354
Cost of revenue	239,824	228,673	430,370	395,887
Gross profit	74,101	80,619	117,770	136,467
Selling, general and administrative expenses	55,236	60,870	107,694	102,724
Transaction costs	515	—	1,166	—
Income from operations	18,350	19,749	8,910	33,743
Interest expense, net	15,451	17,569	31,458	33,551
Other income, net	(777)	(279)	(1,896)	(286)
Income (loss) before income tax provision	3,676	2,459	(20,652)	478
Income tax provision	3,909	7,909	5,374	7,199
Net loss	$(233)	$(5,450)	$(26,026)	$(6,721)

Comparison of the three months ended June 30, 2025 (Successor) to the three months ended June 30, 2024 (Predecessor)
Service revenue
Service revenue was $313.9 million for the three months ended June 30, 2025 (Successor), an increase of $4.6 million, or 1.5%, compared to $309.3 million during the three months ended June 30, 2024 (Predecessor). This year-over-year increase in service revenue was driven primarily by new customer wins, increased penetration with existing customers and higher volumes of callout work.
Cost of revenue
Cost of revenue was $239.8 million for the three months ended June 30, 2025 (Successor), an increase of $11.2 million, or 5.0%, compared to $228.7 million during the three months ended June 30, 2024 (Predecessor). This increase was primarily driven by higher direct costs to support increased volumes of run and maintain work and callouts, as well as higher direct depreciation expense related to the Acuren Acquisition and incremental labor and onboarding costs associated with new customer site wins.
Gross profit
The following table presents gross profit and gross profit margin, defined as gross profit as a percentage of service revenue, for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor):

	Three Months Ended June 30,
	Successor 2025	Predecessor 2024
Service revenue	$313,925	$309,292
Gross profit	74,101	80,619
Gross profit margin	24%	26%
Acuren’s gross profit was $74.1 million for the three months ended June 30, 2025 (Successor), a decrease of $6.5 million, or 8.1%, compared to $80.6 million during the three months ended June 30, 2024 (Predecessor). This year-over-year decrease was primarily attributable to the absence of high-margin turnaround activity and changes to business mix during the three months ended June 30, 2025. These headwinds were partially offset by continued strength in callout activity and contributions from new customer wins during the current period.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A expenses”) and SG&A expenses as a percentage of service revenue for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor):

	Three Months Ended June 30,
	Successor 2025	Predecessor 2024
SG&A expenses	$55,236	$60,870
SG&A expenses as a percentage of service revenue (%)	17.6%	19.7%
Acuren’s SG&A expenses were $55.2 million for the three months ended June 30, 2025 (Successor), a decrease of $5.6 million, or 9.3%, compared to $60.9 million during the three months ended June 30, 2024 (Predecessor). This decrease in SG&A expenses was primarily driven by lower share-based compensation expense during the three months ended June 30, 2025 (Successor). This was partially offset by higher amortization expense related to the step-up in intangible assets from the Acuren Acquisition, as well as increased employee-related and transaction-related costs.
Depreciation and amortization expense
Total depreciation expense for property and equipment and amortization expense for intangibles were recognized as follows:

	Three Months Ended June 30,
	Successor 2025	Predecessor 2024
Depreciation expense included in cost of revenue	$16,219	$9,481
Depreciation and amortization expense included in SG&A expenses	13,318	10,189
Total depreciation and amortization expense	$29,537	$19,670
This increase in depreciation and amortization expense of $9.9 million, or 50.2%, was due to the step-up in property and equipment and intangible assets from the Acuren Acquisition.
Interest expense, net
Interest expense, net was $15.5 million for the three months ended June 30, 2025 (Successor), a decrease of $2.1 million, or 12.1%, compared to $17.6 million during the three months ended June 30, 2024 (Predecessor). This decrease in interest expense, net was primarily driven by lower average interest rates compared to the prior year period.
Income taxes
Acuren recorded income tax expense of $3.9 million and $7.9 million for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively. Income tax expense for the three months ended June 30, 2025 (Successor) was primarily driven by the valuation allowance of $11.1 million recorded against our interest limitation carryforwards. Income tax expense for three months ended June 30, 2024 (Predecessor) was driven by stock compensation expense recorded during the Predecessor period that was not deductible for tax purposes. See “Note 13. Income Taxes” for further discussion.
Comparison of the six months ended June 30, 2025 (Successor) to the six months ended June 30, 2024 (Predecessor)
Service revenue
Service revenue was $548.1 million for the six months ended June 30, 2025 (Successor), an increase of $15.8 million, or 3.0%, compared to $532.4 million during the six months ended June 30, 2024 (Predecessor). This year-over-year increase in service revenue was driven primarily by strong performance in run and maintain and callout work. This increase was partially offset by lower service revenue from non-recurring turnaround activity and the impact of adverse weather events in the U.S. during the first quarter of 2025.
Cost of revenue
Cost of revenue was $430.4 million for the six months ended June 30, 2025 (Successor), an increase of $34.5 million, or 8.7%, compared to $395.9 million during the six months ended June 30, 2024 (Predecessor). This increase was primarily driven by direct costs related to servicing the increased revenue base as well as increased depreciation expense related to the Acuren Acquisition.

Gross profit
The following table presents gross profit and gross profit margin for the six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor):

	Six Months Ended June 30,
	Successor 2025	Predecessor 2024
Service revenue	$548,140	$532,354
Gross profit	117,770	136,467
Gross profit margin	21.5%	25.6%
Acuren’s gross profit was $117.8 million for the six months ended June 30, 2025 (Successor), a decrease of $18.7 million, or 13.7%, compared to $136.5 million during the six months ended June 30, 2024 (Predecessor). This year-over-year decrease in gross profit was primarily attributable to adverse weather events in the U.S. during the first quarter of 2025, the timing of turnaround activity and a less favorable mix of work. The prior year period also benefited from certain one-time, higher margin projects that did not recur in 2025.
Selling, general and administrative expenses
The following table presents SG&A expenses and SG&A expenses as a percentage of service revenue for the six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor):

	Six Months Ended June 30,
	Successor 2025	Predecessor 2024
SG&A expenses	$107,694	$102,724
SG&A expenses as a percentage of service revenue (%)	19.6%	19.3%
Acuren’s SG&A expenses were $107.7 million for the six months ended June 30, 2025 (Successor), an increase of $5.0 million, or 4.8%, compared to $102.7 million during the six months ended June 30, 2024 (Predecessor). This increase in SG&A expenses was driven primarily by higher employee-related costs and increased amortization expense related to the step-up in intangible assets from the Acuren Acquisition.
Depreciation and amortization expense
Total depreciation expense for property and equipment and amortization expense for intangibles were recognized as follows:

	Six Months Ended June 30,
	Successor 2025	Predecessor 2024
Depreciation expense included in cost of revenue	$31,581	$18,542
Depreciation and amortization expense included in SG&A expenses	26,555	20,221
Total depreciation and amortization expense	$58,136	$38,763
This increase in depreciation and amortization expense of $19.4 million, or 50.0%, was primarily due to the step-up in property and equipment and intangible assets from the Acuren Acquisition.
Interest expense, net
Interest expense, net was $31.5 million for the six months ended June 30, 2025 (Successor), a decrease of $2.09 million, or 6.2%, compared to $33.6 million during the six months ended June 30, 2024 (Predecessor). This decrease in interest expense, net was primarily driven by lower average interest rates compared to the prior year period.
Income taxes
Acuren recorded income tax expense of $5.4 million and $7.2 million for the six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively. Income tax expense for the six months ended June 30, 2025 (Successor) was primarily driven by the valuation allowance of $11.1 million recorded against our interest limitation carryforwards. Income tax expense for the six months ended June 30, 2024 (Predecessor) was driven by stock compensation expense recorded during the Predecessor period that was not deductible for tax purposes. See “Note 13. Income Taxes” for further discussion.

Operating Segment Results
The following tables set forth summarized financial information about our reportable segments for the Successor and Predecessor periods indicated.
Comparison of the three months ended June 30, 2025 (Successor) to the three months ended June 30, 2024 (Predecessor)
Service revenue

	Three Months Ended June 30,
	Successor 2025	Predecessor 2024	Increase (Decrease)	% Change
United States	$164,079	$165,623	$(1,544)	(0.9)%
Canada	150,339	144,036	6,303	4.4%
Corporate and eliminations	(493)	(367)	(126)	34.3%
	$313,925	$309,292	$4,633	1.5%
Cost of revenue

	Three Months Ended June 30,
	Successor 2025	Predecessor 2024	Increase (Decrease)	% Change
United States	$126,251	$121,544	$4,707	3.9%
Canada	114,066	107,496	6,570	6.1%
Corporate and eliminations	(493)	(367)	(126)	34.3%
	$239,824	$228,673	$11,151	4.9%
Gross profit

	Three Months Ended June 30,
	Successor 2025	Predecessor 2024	Increase (Decrease)	% Change
United States	$37,828	$44,079	$(6,251)	(14.2)%
Canada	36,273	36,540	(267)	(0.7)%
	$74,101	$80,619	$(6,518)	(8.1)%
United States
United States service revenue was $164.1 million for the three months ended June 30, 2025 (Successor), a decrease of $1.5 million, or 0.9%, compared to $165.6 million during the three months ended June 30, 2024 (Predecessor). This decrease was primarily driven by lower turnaround volumes and softness in the chemicals and refining end markets.
Segment gross profit was $37.8 million for the three months ended June 30, 2025 (Successor), a decrease of $6.3 million, or 14.2%, compared to $44.1 million during the three months ended June 30, 2024 (Predecessor). This decrease was primarily attributable to lower turnaround and project activity compared to the second quarter of 2024.
Canada
Canada service revenue was $150.3 million for the three months ended June 30, 2025 (Successor), an increase of $6.3 million, or 4.4%, compared to $144.0 million during the three months ended June 30, 2024 (Predecessor). This increase in service revenue was primarily driven by higher customer penetration and improved volumes in run and maintain and callout work, supported by growth in the energy processing and midstream energy infrastructure end markets.
Segment gross profit was $36.3 million for the three months ended June 30, 2025 (Successor), a decrease of $0.3 million, or 0.7%, compared to $36.5 million during the three months ended June 30, 2024 (Predecessor). This slight decrease was primarily due to a less favorable mix of work and the absence of one-time higher margin projects that benefited the prior year period.

Comparison of the six months ended June 30, 2025 (Successor) to the six months ended June 30, 2024 (Predecessor)
Service revenue

	Six Months Ended June 30,
	Successor 2025	Predecessor 2024	Increase (Decrease)	% Change
United States	$311,769	$308,927	$2,842	0.9%
Canada	237,311	224,191	13,120	5.9%
Corporate and eliminations	(940)	$(764)	(176)	23.0%
	$548,140	$532,354	$15,786	3.0%
Cost of revenue

	Six Months Ended June 30,
	Successor 2025	Predecessor 2024	Increase (Decrease)	% Change
United States	$245,847	227,852	$17,995	7.9%
Canada	185,463	168,799	16,664	9.9%
Corporate and Eliminations	(940)	(764)	(176)	23.0%
	$430,370	$395,887	$34,483	8.7%
Gross profit

	Six Months Ended June 30,
	Successor 2025	Predecessor 2024	Increase (Decrease)	% Change
United States	$65,922	81,075	$(15,153)	(18.7)%
Canada	51,848	55,392	(3,544)	(6.4)%
	$117,770	$136,467	$(18,697)	(13.7)%
United States
United States service revenue was $311.8 million for the six months ended June 30, 2025 (Successor), an increase of $2.8 million, or 0.9%, compared to $308.9 million during the six months ended June 30, 2024 (Predecessor). This increase was primarily driven by improved run and maintain volumes and higher customer penetration, partially offset by adverse weather events in the first quarter of 2025 and reduced customer demand in the chemicals and refining end markets.
Segment gross profit was $65.9 million for the six months ended June 30, 2025 (Successor), a decrease of $15.2 million, or 18.7%, compared to $81.1 million during the six months ended June 30, 2024 (Predecessor). This decrease was primarily attributable to adverse weather events in the first quarter of 2025, lower turnaround and project volumes, and a less favorable mix of work compared to the prior-year period.
Canada
Canada service revenue was $237.3 million for the six months ended June 30, 2025 (Successor), an increase of $13.1 million, or 5.9%, compared to $224.2 million during the six months ended June 30, 2024 (Predecessor). This increase in service revenue was primarily driven by higher customer penetration and improved volumes in run and maintain and callout work, supported by growth in the energy processing and midstream energy infrastructure end markets.
Segment gross profit was $51.8 million for the six months ended June 30, 2025 (Successor), a decrease of $3.5 million, or 6.4%, compared to $55.4 million during the six months ended June 30, 2024 (Predecessor). This decrease was primarily due to a less favorable mix of work and the absence of one-time higher margin projects that benefited the prior year period.
Liquidity and Capital Resources
Overview
Overall, we believe that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Revolving Credit Facility are sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants over the next 12 months. Our uses of available cash, borrowing capacity, cash flows from operations and financing arrangements are used to invest in capital expenditures to support our growth, repay debt maturities as they become due, and complete integration activities. Our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures and debt service, as well as to execute and integrate strategic acquisitions.
Financing
Successor Period
We have a $775.0 million seven-year senior secured Term Loan under the Term Loan Facility and a $75.0 million five-year senior secured revolving credit facility, of which up to $20.0 million can be used for the issuance of letters of credit. As of June 30, 2025 (Successor), we had $769.2 million of indebtedness outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility. For discussion of the First Amendment to our Credit Agreement, see “Note 11. Debt.”
For discussion of the covenants contained in the Credit Agreement governing our Revolving Credit Facility, see “Note 11. Debt” of the notes to our unaudited condensed consolidated financial statements. As of June 30, 2025 (Successor), we were in compliance with these covenants.
Predecessor Period
ASP Acuren entered into a credit agreement on December 20, 2019, as amended (the “2019 Credit Agreement”) that provided for a term loan and a revolving credit facility of $715.0 million and $75.0 million, respectively. In connection with the Acuren Acquisition on July 30, 2024, the 2019 Credit Agreement was repaid in full.
Cash Flows
The following table summarizes net cash flows with respect to Acuren’s operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
Cash flows provided by (used in):	Successor 2025	Predecessor 2024
Operating activities	$26,305	$(8,754)
Investing activities	(28,407)	(56,627)
Financing activities	(10,308)	8,750
Effect of exchange rate on cash	3,332	366
Net change in cash and cash equivalents	$(9,078)	$(56,265)
Operating activities
Net cash provided by operating activities for the six months ended June 30, 2025 (Successor) was $26.3 million, an increase of $35.1 million compared to cash used in operating activities of $8.8 million during the six months ended June 30, 2024 (Predecessor). This increase in operating cash flow was primarily driven by favorable changes in working capital, partially offset by lower gross profit and higher SG&A expenses.
Investing activities
For the six months ended June 30, 2025 (Successor), net cash used in investing activities was $28.4 million, a decrease of $28.2 million compared to net cash used in investing activities of $56.6 million for the six months ended June 30, 2024 (Predecessor) as a result of less cash used in acquisitions.
Financing activities
For the six months ended June 30, 2025 (Successor), net cash used in financing activities was $10.3 million, consisting primarily of payments on the Term Loan, as well as principal payments on finance leases and payments of debt issuance costs. For the six months ended June 30, 2024 (Predecessor), net cash provided by financing activities was $8.8 million, consisting primarily of borrowings under the 2019 Credit Agreement, partially offset by repayments of borrowings under the 2019 Credit Agreement and principal payments on finance leases.
Effect of exchange rate changes
For the six months ended June 30, 2025 (Successor) and six months ended June 30, 2024 (Predecessor), the effect of foreign exchange rate changes on cash was $3.3 million and $0.4 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in the U.S. Dollar exchange rate against the Canadian Dollar.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2025 (Successor) or the six months ended June 30, 2024 (Predecessor), we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recently Issued Accounting Pronouncements
See “Note 1. Basis of Presentation and Significant Accounting Policies” of the notes to our unaudited condensed consolidated financial statements for disclosures regarding recently issued accounting pronouncements and the critical accounting policies related to our business.
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2024 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2024 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management has assessed the effectiveness of our disclosure controls and procedures as defined under Rules 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These controls and procedures provide reasonable assurance that the information we are required to disclose is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and processed timely to support appropriate disclosure decisions. These controls are also designed to ensure that such information is accurately recorded, processed, summarized and reported within the timeframes required by SEC rules and forms.
Based on this assessment, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses previously disclosed in our 2024 Annual Report.
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
These material weaknesses resulted in the misstatement of our provision (benefit) for income taxes and deferred tax liabilities and related financial statement disclosures which resulted in the restatement of our financial statements for the predecessor period from January 1, 2024 to July 29, 2024. These material weaknesses also resulted in immaterial audit adjustments to our current and previously issued consolidated financial statements in the following financial statement line items: Accounts receivable; Accounts payable; Accrued expenses and other current liabilities; Deferred income tax liabilities; Lease obligations; Service revenue; Cost of revenue; Selling, general and administrative expenses; and Interest expense. Additionally, these material weaknesses could result in a misstatement of substantially all of the Company’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•We did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
◦User access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel;
◦Program change management controls to ensure that information technology program and data changes are identified, tested, authorized and implemented appropriately;
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

Management’s Plans to Remediate the Material Weaknesses
Management is in the process of developing remediation plans for the material weaknesses that have been identified. The Company is implementing enhancements to its internal controls to remediate the identified material weaknesses in its internal control over financial reporting. We are committed to maintaining a strong control environment and will continue to monitor the effectiveness of these efforts, adjusting as necessary.
Specifically, the Company has:
•Engaged a third-party advisor to support the design and implementation of a robust compliance program in accordance with the Sarbanes-Oxley Act (“SOX”);
•Hired a new Corporate Controller and VP of Finance, both with experience in building and enhancing control environments, to strengthen the finance organization;
•Delivered targeted training across the organization on SOX requirements, internal controls over financial reporting, segregation of duties and other critical control environment topics;
•Completed a financial statement risk assessment and are in the process of documenting business processes and internal controls deemed critical to financial reporting;
•Developed and begun implementing enhanced policies and procedures for journal entries, account reconciliations, and other core accounting processes;
•Initiated remediation of segregation of duties conflicts and improvements to user access protocols; and
•Implemented monitoring controls over key information systems and applications relevant to financial reporting.
In addition, the Company plans to continue hiring qualified accounting, finance, and IT personnel with the necessary skills and expertise to support ongoing remediation and sustain a strong control environment.
While these remediation efforts are expected to significantly improve our internal control over financial reporting, they require time to be fully implemented and validated. Additional controls may also be required over time as the organization evolves. The Company will not be able to conclude that the material weaknesses have been remediated until the new and enhanced controls have been in place for a sufficient period of time and have been tested for both design and operating effectiveness. Until such time, the previously identified material weaknesses may continue to exist.
Changes in Internal Control Over Financial Reporting
Other than the changes described above, there have not been any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the filing of this report, we continue to implement the changes and remediation plans described above.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on legal proceedings, see “Note 15. Commitments and Contingencies” included in this Quarterly Report.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. As a result of the completion of the merger with NV5, we are providing the following additional risk factors to supplement the risk factors disclosed in Part 1, Item 1A, “Risk Factors” in our 2024 Annual Report. Other than the risk factors set forth below, there have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors” in our 2024 Annual Report.
Risks Related to NV5
Demand from state and local government and private clients is cyclical and vulnerable to economic downturns. If the economy weakens or client spending declines, NV5’s financial results may be impacted.
Demand for services from state and local government and private clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing, or canceling proposed and existing projects. NV5’s business traditionally lags the overall recovery in the economy and therefore, NV5’s business may not recover immediately when the economy improves. If the economy weakens or client spending declines further, then NV5’s revenue, profits, and overall financial condition may deteriorate.
State and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, NV5’s existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of NV5’s clients to demand better pricing terms or delay payments for services they perform, thereby increasing the average number of days NV5’s receivables are outstanding and the potential of increased credit losses on uncollectible invoices. Further, these conditions may result in the inability of some of NV5’s clients to pay them for services that they have already performed. If NV5 is not able to reduce its costs quickly enough to respond to the revenue decline from these clients, NV5’s operating results may be adversely affected. Accordingly, these factors affect NV5’s ability to forecast its future revenue and earnings from business areas that may be adversely impacted by market conditions.
NV5 derives a majority of its gross revenues from public and quasi-public governmental agencies, and any disruption in government funding or in its relationship with those agencies could adversely affect its business.
During fiscal 2024, approximately 63% of NV5’s gross revenues were attributable to public and quasi-public sector clients. A significant amount of NV5’s revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.
The demand for NV5’s government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of NV5’s business depends, in large part, upon the continued funding of these government programs and upon its ability to obtain contracts and perform well under these programs. There are several factors that could materially affect NV5’s government contracting business, including the following:
•changes in and delays or cancellations of government programs, requirements, or appropriations,
•budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services NV5 provides,
•re-competes of government contracts,
•the timing and amount of tax revenue received by federal, state, and local governments, and the overall level of government expenditures,
•curtailment in the use of government contracting firms,
•delays associated with insufficient numbers of government staff to oversee contracts,

•the increasing preference by government agencies for contracting with small and disadvantaged businesses, including the imposition of set percentages of prime and subcontracts to be awarded to such businesses for which NV5 would not qualify,
•competing political priorities and changes in the political climate with regard to the funding or operation of the services NV5 provides,
•the adoption of new laws or regulations affecting NV5’s contracting relationships with the federal, state, or local governments,
•public sector contracts may be modified, curtailed, or terminated at any time, which could prevent NV5 from recognizing all of its potential revenue and profits from such contracts,
•a dispute with, or improper activity by, any of NV5’s subcontractors, and
•general economic or political conditions.
These and other factors could cause government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts, or not to exercise contract options for renewals or extensions. Any of these actions could have a material adverse effect on NV5’s revenue or timing of contract payments from these agencies.
NV5’s failure to win new contracts and renew existing contracts with private and public sector clients may adversely affect its business operations and financial results.
NV5’s business depends on its ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements, prevailing interest rates, and required governmental approvals. For example, a client may require NV5 to provide a bond or letter of credit to protect the client should it fail to perform under the terms of the contract. If negative market conditions arise, or if NV5 fails to secure adequate financial arrangements or the required government approvals, NV5 may not be able to pursue particular projects, which could adversely affect its profitability.
Losses under lump-sum contracts may adversely impact NV5’s business operations and financial results.
Lump-sum contracts typically require the performance of all the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. During fiscal 2024, 2023, and 2022, approximately 52%, 49%, and 44% of NV5’s revenue was recognized under lump-sum contracts. Lump-sum contracts expose NV5 to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond NV5’s control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum contracts could adversely impact NV5’s results of operations.
Weather conditions and seasonal revenue fluctuations may adversely impact on NV5’s financial results.
NV5’s financial results during the months of November through March may be impacted by adverse weather conditions and the holiday season. As a result, NV5’s revenue and net income for the first and fourth quarters of NV5’s fiscal year may be lower when compared to NV5’s results for the second and third quarters of NV5’s fiscal year. If NV5 were to experience lower-than-expected revenues during any such period, NV5’s expenses may not be offset.
NV5’s inability to win or renew government contracts during regulated procurement processes or preferences granted to certain bidders for which NV5 would not qualify could harm NV5’s operations and significantly reduce or eliminate NV5’s profits.
Government contracts are awarded through a regulated procurement process. The U.S. Federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. The increased competition may require NV5 to make sustained efforts to reduce costs to realize revenue and profits under government contracts. If NV5 is not successful in reducing the amount of costs it incurs, NV5’s profitability on government contracts will be negatively impacted. The U.S. Federal government has also increased its use of IDIQs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors. As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments. In addition, even if NV5 is qualified to work on a government contract, it may not be awarded certain contracts because of existing government policies designed to protect small businesses and underrepresented minority contractors. The federal government has in the past announced specific statutory goals regarding awarding prime and subcontracts to small businesses, women-owned small businesses, and small disadvantaged businesses, which may obligate NV5 to involve such businesses as subcontractors with respect to these contracts at lower margins than when NV5 uses its own professionals.
If NV5 fails to complete a project in a timely manner, miss a required performance standard, or otherwise fails to adequately perform on a project, then it may incur a loss on that project, which may reduce or eliminate its overall profitability.
NV5’s engagements often involve large-scale, complex projects. The quality of NV5’s performance on such projects depends in large part upon its ability to manage the relationship with its clients and its ability to effectively manage the project and deploy appropriate resources, including third-party contractors and NV5’s own personnel, in a timely manner. If a project is not completed by the scheduled date or fails to meet required performance standards, NV5 may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The performance of projects can be affected by a number of factors including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by NV5’s clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed NV5’s estimates and they could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate NV5’s overall profitability. Further, any defects or errors, or failures to meet NV5’s clients’ expectations, could result in claims for damages against NV5. NV5’s contracts generally limit NV5’s liability for damages that arise from negligent acts, errors, mistakes, or omissions in rendering services to NV5’s clients. However, NV5 cannot be sure that these contractual provisions will protect them from liability for damages in the event they are sued.
Failure of NV5’s sub-consultants to satisfy their obligations to NV5 or other parties, or the inability to maintain these relationships, may adversely impact NV5’s business operations and financial results.
NV5 depends on sub-consultants in conducting its business. There is a risk that NV5 may have disputes with its sub-consultants arising from, among other things, the quality and timeliness of work performed, client concerns, or failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of NV5’s sub-consultants fail to deliver on a timely basis the agreed-upon supplies, go out of business, or fail to perform on a project, NV5’s ability to fulfill its obligations may be jeopardized and NV5 may be contractually responsible for the work performed. The absence of qualified sub-consultants with which NV5 has a satisfactory relationship could adversely affect the quality of its service and its ability to perform under some of its contracts.
NV5 also relies on relationships with other contractors when it acts as their sub-consultants or joint venture partner. NV5’s future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with NV5 or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract.
State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions in the area of public improvements. Judicial determinations in favor of these unions could affect NV5’s ability to compete for contracts and may have an adverse effect on NV5’s financial results.
State and other public employee unions have challenged the validity of propositions, legislation, charters, and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design, and construction of public improvements that might otherwise be provided by public employees. These challenges could have the effect of eliminating or severely restricting the ability of municipalities to hire private firms and otherwise require them to use union employees to perform the services. If a state or other public employee union is successful in its challenge, this may result in additional litigation which could affect NV5’s ability to compete for contracts.
The loss of key personnel or NV5’s inability to attract and retain qualified personnel could significantly disrupt NV5’s business.
As a provider of technology, conformity assessment, and consulting solutions, NV5’s business is labor intensive and, therefore, NV5’s ability to attract, retain, and expand its senior management, sales personnel, and professional and technical staff is an important factor in determining NV5’s future success. The market for qualified scientists, engineers, and sales personnel is competitive and NV5 may not be able to attract and retain such professionals. It may also be difficult to attract and retain qualified individuals in the timeframe demanded by NV5’s clients. Furthermore, some of NV5’s government contracts may require NV5 to employ only individuals who have particular government security clearance levels. NV5’s failure to attract and retain key individuals could impair NV5’s ability to provide services to its clients and conduct its business effectively. The loss of the services of any key personnel could adversely affect NV5’s business.
NV5’s business activities may require its employees to travel to and work in countries where there are high security risks, which may result in employee death or injury, repatriation costs or other unforeseen costs.
Certain contracts require that NV5’s employees travel to, and work in, high-risk countries that are undergoing political, social and economic upheavals resulting from war, civil unrest, criminal activity, acts of terrorism or public heath crises. As a result, NV5 risks loss of or injury to its employees and may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances. NV5 may choose or be forced to leave a country with little or no warning due to physical security risks.
Employee, agent or partner misconduct or NV5’s overall failure to comply with laws or regulations may adversely impact NV5’s reputation and financial results as well as subject NV5 to criminal and civil enforcement actions.
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of NV5’s employees, agents, or partners could have a significant negative impact on its business and reputation. Such misconduct could include the failure to comply with regulations regarding government procurements, the protection of classified information, bribery and other foreign corrupt practices, pricing of labor and other costs in government contracts, lobbying or similar activities, internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. NV5’s policies mandate compliance with these regulations and laws, and NV5 takes precautions to prevent and detect misconduct. However, since NV5’s internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, NV5 cannot assure that its controls will protect it from reckless or criminal acts committed by its employees and agents. NV5’s failure to comply with applicable laws or regulations or acts of misconduct could subject NV5 to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm NV5’s reputation, reduce NV5’s revenue and profits, and subject NV5 to criminal and civil enforcement actions.
NV5’s revenue and growth prospects may be harmed if NV5 or its employees are unable to obtain government granted eligibility or other qualifications both NV5 and its employees need to perform services for NV5’s customers.
A number of government programs require contractors to have certain kinds of government granted eligibility, such as security clearance credentials. Depending on the project, eligibility can be difficult and time-consuming to obtain. If NV5 or its employees are unable to obtain or retain the necessary eligibility, NV5 may not be able to win new business, and its existing customers could terminate their contracts with NV5 or decide not to renew them. To the extent NV5 cannot obtain or maintain the required security clearances for its employees working on a particular contract, NV5 may not derive the revenue or profit anticipated from such contract.
A delay in the completion of the budget process of the U.S. government could delay procurement of NV5’s services and have an adverse effect on NV5’s future revenue.
NV5 provides services to the U.S. Federal government, if the U.S. government does not complete its budget process before its fiscal year-end on September 30, government operations may be funded by means of a continuing resolution. Under a continuing resolution, the government essentially authorizes agencies of the U.S. government to continue to operate and fund programs at the prior year end but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, or should appropriations legislation not be enacted prior to the expiration of such continuing resolution resulting in a partial shut-down of federal government operations, government agencies may delay the procurement of services, which could reduce NV5’s future revenue
California state budgetary constraints may have a material adverse impact on us.
The state of California has historically been and is a key geographic region for NV5’s business. Approximately 28%, 26%, and 28% of NV5’s gross revenues during fiscal years 2024, 2023, and 2022, respectively, came from California-based projects. The timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on NV5’s gross revenues and net income.
If NV5’s reports and opinions are not in compliance with professional standards and other regulations, NV5 could be subject to monetary damages and penalties.
NV5 issues reports and opinions to clients based on its professional expertise. NV5’s reports and opinions may need to comply with professional standards, licensing requirements, securities regulations, and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. In addition, NV5 could be liable to third parties who use or rely upon its reports or opinions even if NV5 is not contractually bound to those third parties.
NV5’s failure to comply with export laws and regulations may adversely impact NV5’s operations.
NV5 is subject to U.S. export laws and regulations, including International Traffic in Arms Regulations ("ITAR"), Export Administration Regulations ("EAR"), and trade sanctions against embargoed countries to the extent NV5 exports technical services, data, products, and equipment outside of the United States. NV5 may be adversely affected if it fails to comply with these laws and regulations, which could result in civil or criminal sanctions, including fines, suspension, or debarment of U.S. government contracts.
Changes in resource management or infrastructure industry laws, regulations, and programs could directly or indirectly reduce the demand for NV5’s services which could in turn negatively impact NV5’s revenue.
Some of NV5’s services are directly or indirectly impacted by changes in U.S. Federal, state, local, or foreign laws and regulations pertaining to resource management, infrastructure, and the environment. In addition, growing concerns about climate change may result in the imposition of additional regulations, international protocols, or other restrictions on emissions. Accordingly, such additional laws and regulations or a relaxation or repeal of existing laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for NV5’s services, which could in turn negatively impact NV5’s revenue.
As a government contractor, NV5 must comply with various procurement laws and regulations and is subject to regular government audits. A violation of any of these laws and regulations or the failure to pass a government audit could result in sanctions, contract termination, forfeiture of profit, harm to NV5’s reputation or loss of NV5’s status as an eligible government contractor and could reduce NV5’s profits and revenue.
NV5 must comply with and is affected by U.S. Federal, state, local, and foreign laws and regulations relating to the formation, administration, and performance of government contracts. For example, NV5 must comply with defective-pricing clauses found within the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the Services Contract Act, and the U.S. Department of Defense security regulations, as well as many other rules and regulations. In addition, NV5 must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain NV5’s government contractor status. These laws and regulations affect how NV5 does business with its clients and, in some instances, impose additional costs on its business operations. Although NV5 takes precautions to prevent and deter fraud, misconduct, and non-compliance, NV5 faces the risk that its employees or outside partners may engage in misconduct, fraud, or other improper activities. Government agencies routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, such agencies may question NV5’s incurred project costs. If such agencies believe NV5 has accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the agency auditor may recommend to NV5’s U.S. government corporate administrative contracting officer that it disallow such costs. Historically, NV5 has not experienced significant disallowed costs as a result of government audits. However, NV5 cannot assure that such government audits will not result in a material disallowance for incurred costs in the future. In addition, government contracts are subject to a variety of other requirements relating to the formation, administration, performance, and accounting for these contracts. NV5 may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, or suspension of payment, any of which could make NV5 lose its status as an eligible government contractor. NV5 could also suffer serious harm to its reputation. Any interruption or termination of NV5’s government contractor status could reduce its profits and revenue significantly.
NV5 is subject to stringent and evolving foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. NV5’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of NV5’s business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
NV5 develops, installs and maintains information technology systems for itself, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require NV5 to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. NV5 also needs to protect its own internal trade secrets and other business confidential information, as well as personal data of its employees and contractors, from disclosure.

In the foreign jurisdictions in which NV5 operates, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union's General Data Protection Regulation ("EU GDPR"), the United Kingdom’s GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, the EU GDPR extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location.
In the ordinary course of business, NV5 may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that NV5 can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for NV5 to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, NV5 could face significant adverse consequences, including the interruption or degradation of its operations, the need to relocate part of or all of its business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against NV5’s processing or transferring of personal data necessary to operate its business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
Risks Related to the NV5 Merger
Litigation relating to the merger could result in an injunction preventing the completion of the merger and/or substantial costs to Acuren and NV5.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have completed mergers. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Acuren’s and NV5’s respective liquidity and financial condition.
There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim may adversely affect Acuren’s or NV5’s business, financial condition, results of operations and cash flows.
Acuren may be unable to integrate the business of NV5 successfully or realize the anticipated benefits of the merger.
The combination of two independent businesses is complex, costly and time consuming, and each of Acuren and NV5 will be required to devote significant management attention and resources to integrating the business practices and operations of NV5 into Acuren. Potential difficulties that Acuren and NV5 may encounter as part of the integration process include the following:
•the inability to successfully combine the business of Acuren and NV5 in a manner that permits the combined company to achieve, on a timely basis, or at all, the potential enhanced revenue opportunities and cost savings and other benefits anticipated to result from the merger;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•the assumption of contractual obligations with less favorable or more restrictive terms; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger.
Any of these issues could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the merger or could reduce each company’s earnings or otherwise adversely affect the business and financial results of the combined company.

The market price of Acuren’s common stock may experience volatility as a result of the merger.
The market price of Acuren’s commons stock experience volatility as a result of the merger if, among other things, it is unable to achieve the expected benefits and synergies of the merger, or as a result of the transaction costs related to the merger. The market price of Acuren’s commons stock also may decline if Acuren does not achieve the perceived benefits and expected synergies of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on Acuren’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.
In addition, subject to applicable securities laws, former NV5 stockholders, may seek to sell shares of Acuren common stock held by them. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of common stock, may affect the market for, and the market price of, the shares of common stock in an adverse manner.
Acuren’s indebtedness increased upon completion of the merger and may have the effect of heightening other risks of the combined company.
As of June 30, 2025, Acuren had approximately $769.2 million of indebtedness outstanding under its Credit Facility (as defined below) and had finance lease obligations outstanding of $32.0 million. In connection with the execution of the closing of the merger, Acuren amended its Credit Facility to: (i) include new fungible term loans in an aggregate principal amount of $875.0 million, and (ii) increase the aggregate amount of the senior secured revolving credit facility from $75.0 million to $125.0 million.
Acuren’s increased indebtedness could have important consequences to holders of Acuren’s common stock, including:
•increasing Acuren’s vulnerability to general adverse economic and industry conditions;
•limiting Acuren’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•requiring the use of a substantial portion of Acuren’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements; and
•putting Acuren at a disadvantage compared to its competitors with less indebtedness.
The potential synergies attributable to the merger may vary from expectations.
Acuren may fail to realize the potential benefits and synergies from the merger, which could adversely affect Acuren’s business, financial condition and operating results. The success of the merger will depend, in significant part, on Acuren’s ability to successfully integrate NV5, grow the revenue of the combined company and realize the potential strategic benefits and synergies from the combination. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the merger. This growth and the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If Acuren is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the merger within the anticipated timing or at all, Acuren’s business, financial condition and operating results may be adversely affected.
The merger may result in a loss of customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners and may result in the termination of existing contracts.
Some of the customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners of Acuren or NV5 may terminate or scale back their current or prospective business relationships with the combined company. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that the combined company is too closely allied with one of their competitors. If relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners are adversely affected by the merger, or if the combined company loses the benefits of the contracts of Acuren or NV5, the combined company’s business and financial performance could suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(b) 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(d) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 14, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2025).
31.1*	Certification by Talman Pizzey, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Kristin Schultes, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Talman Pizzey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Kristin Schultes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Lable Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acuren Corporation

August 14, 2025	/s/ Talman Pizzey
Talman Pizzey
Chief Executive Officer and Director
(duly authorized officer)

August 14, 2025	/s/ Kristin Schultes
Kristin Schultes
Chief Financial Officer
(principal financial officer)