Form 10-Q
period 2025-09-30
TIC Solutions, Inc.
filed 2025-11-12
CIK 2032966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 001-42524
TIC Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	66-1076867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Park Road, Suite 350 Hollywood, Florida	33021
(Address of principal executive offices)	(Zip Code)
(954) 495-2112
Registrant’s telephone number, including area code
Acuren Corporation
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	TIC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The number of shares of the registrant’s common stock outstanding as of November 10, 2025, was 220,559,713.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TIC Solutions, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par and share data)
(Unaudited)

	Successor
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$164,432	$139,134
Accounts receivable, net	376,872	212,579
Contract assets, net	200,703	23,941
Prepaid expenses and other current assets	49,872	18,582
Total current assets	791,879	394,236
Property and equipment, net	255,038	189,233
Operating lease right-of-use assets, net	62,032	30,001
Goodwill	1,564,370	845,939
Intangible assets, net	1,533,502	740,657
Deferred tax assets	791	765
Other assets	12,813	6,908
Total assets	$4,220,425	$2,207,739
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$64,279	$13,877
Accrued expenses and other current liabilities	160,755	66,041
Contract liabilities	46,590	1,635
Current portion of long-term debt	24,524	7,750
Current portion of lease obligations	32,860	17,028
Total current liabilities	329,008	106,331
Long-term debt, net of current portion	1,590,943	747,048
Non-current lease obligations	66,673	40,753
Deferred tax liabilities	261,740	150,672
Other noncurrent liabilities	21,334	11,763
Total liabilities	2,269,698	1,056,567
Commitments and contingencies (Note 15)
Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 202,038,128 and 121,476,215 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	19	12
Additional paid-in capital	2,100,300	1,293,638
Accumulated deficit	(146,905)	(106,989)
Accumulated other comprehensive loss	(2,687)	(35,489)
Total stockholders' equity	1,950,727	1,151,172
Total liabilities and stockholders' equity	$4,220,425	$2,207,739
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)
(Unaudited)

	Successor		Predecessor
	Three Months Ended September 30, 2025	July 30 through September 30, 2024	July 1 through July 29, 2024
Revenue	$473,888	$201,485	$101,512
Cost of revenue	321,161	152,281	75,994
Gross profit	152,727	49,204	25,518
Selling, general and administrative expenses	140,485	103,835	18,645
Transaction costs	18,755	24,554	5,204
Income (loss) from operations	(6,513)	(79,185)	1,669
Interest expense, net	26,521	13,336	5,828
Loss on extinguishment of debt	—	—	9,073
Other income, net	(2,585)	(600)	(294)
Loss before income tax benefit	(30,449)	(91,921)	(12,938)
Income tax benefit	(16,559)	(2,097)	(3,956)
Net loss	(13,890)	(89,824)	(8,982)
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,135)	10,898	(5,166)
Total other comprehensive income (loss)	(18,135)	10,898	(5,166)
Total comprehensive loss	$(32,025)	$(78,926)	$(14,148)

Basic and diluted loss per share:
Common stock	$(0.08)	$(0.73)	$(1.79)
Series A Preferred Stock	$(0.08)	$(0.73)	$—
Weighted-average shares outstanding:
Common stock, basic	167,229,501	121,412,515	5,024,802
Common stock, diluted	168,229,501	122,412,515	5,024,802
Series A Preferred Stock, basic and diluted	1,000,000	1,000,000	—
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (continued)
(amounts in thousands, except share and per share data)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024
Revenue	$1,022,028	$201,485	$633,866
Cost of revenue	751,531	152,281	471,881
Gross profit	270,497	49,204	161,985
Selling, general and administrative expenses	248,179	103,835	121,369
Transaction costs	19,920	24,554	5,204
Income (loss) from operations	2,398	(79,185)	35,412
Interest expense, net	57,979	13,336	39,379
Loss on extinguishment of debt	-	-	9,073
Other income, net	(4,481)	(600)	(580)
Loss before income tax provision (benefit)	(51,100)	(91,921)	(12,460)
Income tax provision (benefit)	(11,184)	(2,097)	3,243
Net loss	(39,916)	(89,824)	(15,703)
Other comprehensive income (loss):
Foreign currency translation adjustment	32,802	10,898	(18,004)
Total other comprehensive income (loss)	32,802	10,898	(18,004)
Total comprehensive loss	$(7,114)	$(78,926)	$(33,707)

Basic and diluted loss per share:
Common stock	$(0.29)	$(0.73)	$(3.13)
Series A Preferred Stock	$(0.29)	$(0.73)	$—
Weighted-average shares outstanding:
Common stock, basic	136,894,905	121,412,515	5,024,802
Common stock, diluted	137,894,905	122,412,515	5,024,802
Series A Preferred Stock, basic and diluted	1,000,000	1,000,000	—
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Successor
	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	121,476,215	$12	1,000,000	$—	$1,293,638	$(106,989)	$(35,489)	$1,151,172
Net loss	—	—	—	—	—	(25,793)	—	(25,793)
Share-based compensation expense	—	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	—	—	2,561	2,561
Balances at March 31, 2025	121,476,215	$12	1,000,000	$—	$1,294,745	$(132,782)	$(32,928)	$1,129,047
Net loss	—	—	—	—	—	(233)	—	(233)
Share-based compensation expense	—	—	—	—	1,873	—	—	1,873
Other comprehensive income	—	—	—	—	—	—	48,376	48,376
Balances at June 30, 2025	121,476,215	$12	1,000,000	$—	$1,296,618	$(133,015)	$15,448	$1,179,063
Net loss	—	—	—	—	—	(13,890)	—	(13,890)
Share-based compensation expense	—	—	—	—	5,641	—	—	5,641
Equity consideration issued in conjunction with NV5 Acquisition	73,184,470	7	—	—	768,297	—	—	768,304
Restricted stock awards issued for converted NV5 awards in conjunction with the NV5 Acquisition	7,280,777	—	—	—	—	—	—	—
Fair value of NV5 replaced awards included in purchase consideration for pre-combination service	—	—	—	—	29,744	—	—	29,744
Restricted stock unit vestings	96,666	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(18,135)	(18,135)
Balances at September 30, 2025	202,038,128	$19	1,000,000	$—	$2,100,300	$(146,905)	$(2,687)	$1,950,727
See accompanying notes to unaudited condensed consolidated financial statements.

	Predecessor
	Common Shares		Treasury Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2023	5,024,802	$50	$(1,029)	$366,327	$17,447	$(796)	$381,999
Net loss	—	—	—	—	(1,271)	—	(1,271)
Share-based compensation expense	—	—	—	897	—	—	897
Other comprehensive loss	—	—	—	—	—	(9,578)	(9,578)
Balances at March 31, 2024	5,024,802	$50	$(1,029)	$367,224	$16,176	$(10,374)	$372,047
Net loss	—	—	—	—	(5,450)	—	(5,450)
Share-based compensation expense	—	—	—	16,799	—	—	16,799
Other comprehensive loss	—	—	—	—	—	(3,260)	(3,260)
Balances at June 30, 2024	5,024,802	$50	$(1,029)	$384,023	$10,726	$(13,634)	$380,136
Net loss	—	—	—	—	(8,982)	—	(8,982)
Share-based compensation expense	—	—	—	162	—	—	162
Other comprehensive loss	—	—	—	—	—	(5,166)	(5,166)
Balances at July 29, 2024	5,024,802	$50	$(1,029)	$384,185	$1,744	$(18,800)	$366,150

	Successor
	Common Shares		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances at July 30, 2024	53,975,000	$—	$—	$557,427	$(1,537)	$—	$555,890
Net loss	—	—	—	—	(89,824)	—	(89,824)
Share-based compensation expense	—	—	—	62,802	—	—	62,802
Settlement of derivative liability	—	—	—	967	—	—	967
Equity consideration issued in conjunction with the Acuren Acquisition	400,000	—	—	4,000	—	—	4,000
Issuance of shares and exercise of warrants, net of issuance costs	67,037,515	—	—	666,630	—	—	666,630
Other comprehensive income	—	—	—	—	—	10,898	10,898
Balances at September 30, 2024	121,412,515	$—	$—	$1,291,826	$(91,361)	$10,898	$1,211,363
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024
Cash flows from operating activities:
Net loss	$(39,916)	$(89,824)	$(15,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	52,552	11,586	22,345
Amortization expense	56,689	8,845	23,432
Non-cash lease expense	10,002	1,249	5,453
Share-based compensation expense	9,271	62,802	17,858
Amortization of deferred financing costs	3,185	486	2,406
Deferred taxes	(24,010)	(1,965)	(8,376)
Loss on extinguishment of debt	—	—	9,073
Fair value adjustments on interest rate derivatives	—	—	3,102
Other	2,678	1,005	(180)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	26,289	27,097	(32,576)
Contract assets	(52,520)	(30,624)	(221)
Prepaid expenses and other current assets	1,450	(6,674)	(2,829)
Accounts payable	5,563	4,696	(9,691)
Accrued expenses and other current liabilities	5,489	(7,725)	17,669
Operating lease obligations	(7,563)	(1,333)	(5,751)
Contract liabilities	(2,736)	325	179
Other assets and liabilities	(1,093)	1,990	(5,751)
Net cash provided by (used in) operating activities	45,330	(18,064)	20,439
Cash flows from investing activities:
Business acquisitions, net of cash	(838,399)	(1,827,426)	(44,680)
Purchases of property and equipment	(21,187)	(3,403)	(14,334)
Proceeds from sale of property and equipment	3,141	251	1,029
Net cash used in investing activities	(856,445)	(1,830,578)	(57,985)
Cash flows from financing activities:
Proceeds from long-term borrowings	875,000	775,000	30,000
Payments on long-term borrowings	(8,441)	—	(16,346)
Payments of debt issuance costs	(24,331)	(21,355)	—
Payments on finance lease obligations	(8,361)	(1,615)	(5,836)
Proceeds from issuance of common shares and exercise of warrants, net of issuance costs	—	666,630	—
Net cash provided by financing activities	833,867	1,418,660	7,818
Net effect of exchange rate fluctuations	2,546	5,507	(7,877)
Net change in cash and cash equivalents	25,298	(424,475)	(37,605)
Beginning of period	139,134	556,933	87,061
End of period	$164,432	$132,458	$49,456
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(table amounts in thousands, except share and per share data)
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TIC Solutions, Inc. (formerly Acuren Corporation and hereinafter referred to as “TIC Solutions” or the “Company”) is a leading provider of tech-enabled Testing, Inspection, Certification and Compliance (“TICC”), engineering and consulting, and geospatial services. On August 4, 2025 (the “NV5 Closing Date”), we completed our acquisition of NV5 Global, Inc. (the “NV5 Acquisition”), an engineering and consulting services company. The Company operates primarily in North America and serves both public and private-sector clients.
The Company’s public-sector clients include federal, state, and municipal agencies, public utilities, transportation authorities, and environmental regulators and its private-sector clients span industrial, infrastructure, construction, and commercial real estate end markets. Within industrial markets, the Company’s services address energy processing and refining, pipeline and midstream infrastructure, chemicals and industrial processing, manufacturing and industrial services, power generation and utilities, and companies in aerospace, automotive, renewable energy, pulp and paper, and mining. The Company provides mission-critical services that are essential to the safety, reliability, and efficiency of industrial assets, buildings and public infrastructure. The Company’s services are often non-discretionary and are driven by regulatory requirements, customer risk management policies, and the need to extend the useful life of critical assets.
Until its acquisition of ASP Acuren Holdings, Inc. (“ASP Acuren”) on July 30, 2024 (the “Acuren Acquisition”) pursuant to the terms of the related Agreement and Plan of Merger (the “Merger Agreement”), the Company had neither engaged in any operations nor generated any revenues. On July 30, 2024 (the “ASP Closing Date”), the Company completed the Acuren Acquisition and changed its name from Admiral Acquisition Limited to Acuren Corporation. See “Note 2. Business Combinations” for further discussion.
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements (the “interim statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as certain information has been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations of companies acquired are included from the date of acquisition. In the opinion of management, these interim statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These interim statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC (the “2024 Annual Report”). Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation.
TIC Solutions is considered the acquirer of ASP Acuren for accounting purposes and ASP Acuren is the accounting Predecessor. As a result, the Company’s financial statement presentation for the ASP Acuren financial information as of and for the periods presented prior to the ASP Closing Date are labeled “Predecessor”. The Company’s financial statements, including ASP Acuren from the ASP Closing Date are labeled “Successor”. The merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See “Note 2. Business Combinations” for more information on the fair values of assets and liabilities recorded in connection with the Acuren Acquisition.
As a result of the application of the acquisition method of accounting as of the ASP Closing Date, the accompanying interim statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to the impacts of the Acuren Acquisition, including the remeasurement of acquired assets and assumed liabilities at fair value in the Successor consolidated financial statements.

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
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, by following the five-step model: the Company identifies a contract with a customer, identifies the performance obligation(s) in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognize revenues as the Company satisfies the performance obligation(s).
Nature of Services and Performance Obligations
The Company provides TICC, engineering, geospatial and other services to customers under a variety of contract types. Contracts are evaluated to determine whether they should be combined and whether they contain one or multiple performance obligations. Most contracts contain a single performance obligation, as the promise to transfer individual services is not separately identifiable from other promises in the contract and, therefore, is not distinct.
Performance obligations are generally satisfied over time as work progresses or services are rendered, because the customer simultaneously receives and consumes the benefits of the Company’s performance. Revenue may be recognized over time based on time and material incurred to date, which best portrays the transfer of control to the customer, or based on progress measured using an input method by comparing direct costs incurred to date to the estimated total direct costs for the completion of the services. Contract costs include labor, sub-consultant services and other direct costs. For contracts that meet the required conditions, the Company applies the as-invoiced practical expedient and recognizes revenue based on its right to invoice for services performed.
Performance obligations in certain contract are satisfied at a point in time. Revenue for these services is recognized when control of the promised deliverable transfers to the customer, which is generally upon completion, delivery or customer acceptance of reports or analyses.
Cost-reimbursable contracts consist of the following:
•Time and material contracts, which are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have an initial not-to-exceed or guaranteed maximum price provision.
•Cost-plus contracts are the predominant contracting method used by U.S. Federal, state, and local governments. Under these types of contracts, the Company charges clients for its costs, including both direct and indirect costs, plus a negotiated fee. The total estimated cost plus the negotiated fee represents the total contract value.
•Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of the Company’s lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables. In most cases, we can bill additional fees if the construction schedule is modified and lengthened.
As of September 30, 2025, the Company had $1.0 billion of remaining performance obligations, of which $833.6 million is expected to be recognized over the next 12 months. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount. The majority of unsatisfied performance obligations are expected to be recognized as revenue within one year.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues and estimated costs to complete contracts, including penalties, incentive awards, change orders, claims and anticipated losses, are recorded on a cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment.
Contract Balances
The timing of revenue recognition, billings and cash collections results in, and are reflected within, “Accounts receivable, net,” “Contract assets, net,” and “Contract liabilities” on the condensed consolidated balance sheets.
“Accounts receivable, net” represents amounts billed to clients that remain uncollected as of the balance sheet date. The amounts are stated at their estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. See further discussion in “Note 5. Accounts Receivable and Contract Assets.”
“Contract assets, net” represent recognized amounts pending billing pursuant to contract terms or accounts billed after period end and are expected to be billed and collected within the next 12 months. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets that are classified as current.
In certain circumstances, the contract may allow for billing terms that result in cumulative amounts billed in excess of revenues recognized. "”Contract liabilities” represent billings in excess of revenues recognized on these contracts as of the reporting date that are generally classified as current.
Contract Modifications
Contract modifications may occur in the normal course of business and typically result from changes in scope, specifications or performance period. In most cases, such modifications are not distinct and are accounted for as part of the existing contract. If a modification adds distinct goods or services at a price that reflects their standalone selling prices, it is accounted for as a separate contract.
Federal Acquisition Regulations
Federal Acquisition Regulations (“FAR”), which are applicable to the Company’s federal government contracts and may be incorporated in local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR or certain state and local agencies also may require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.
Recent Accounting Pronouncements Not Yet Adopted
The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended December 31, 2024. See the 2024 Annual Report for information pertaining to the effects of recently adopted and other recent accounting pronouncements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliations as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company has evaluated the impact of adopting ASU 2023-09 and expects it to result in additional disclosures when adopted for purposes of its Form 10-K for the year ended December 31, 2025.

NOTE 2. BUSINESS COMBINATIONS
2025 Acquisitions (Successor)
NV5 Acquisition
On May 14, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which NV5 Global, Inc. (“NV5”) became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, on August 4, 2025, the Company completed the NV5 Acquisition.
In conjunction with the NV5 Acquisition, as discussed in Note 16. Segment Reporting, the Company completed a reorganization of the Company’s reportable segments to align with the service offerings of the combined entity. Accordingly, the post-acquisition results of NV5 are reported within the Company’s Consulting Engineering and Geospatial reportable segments, and the Company’s historical United States and Canada reportable segments have been combined into the Inspection and Mitigation reportable segment. “See Note 16. Segment Reporting” for further discussion regarding the Company’s reorganization and revised reportable segments.
The aggregate purchase consideration transferred to the shareholders of NV5 (the “Sellers”) totaled $1.7 billion, which included: (i) a cash payment made at the Closing Date of $870.9 million, (ii) the issuance of 73.2 million shares of common stock to NV5 stockholders with an estimated fair value of $768.3 million, and, (iii) the replacement of unvested share-based awards with a fair value as of the NV5 Closing Date of $76.5 million, of which $29.7 million was attributable to pre-combination services. The Company funded the cash portion of the purchase price via a new term loan in an aggregate principal amount of $875.0 million. In conjunction with the debt financing, the Company incurred $21.9 million in debt issuance costs that were capitalized and will be amortized using the effective interest method over the remaining term of the Term Loans (as defined in “Note 11. Long-Term Debt”). The Company also increased the amount of its existing senior secured revolving credit facility to $125.0 million (the “Revolving Credit Facility”) and incurred debt issuance costs of $1.3 million related to the Revolving Credit Facility which will be amortized on a straight-line basis over the remaining term of the Revolving Credit Facility.
The NV5 Acquisition was accounted for under the acquisition method of accounting. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of the fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The NV5 Acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, contract assets and liabilities, certain lease-related assets and liabilities, indemnification assets and deferred tax assets and liabilities.
The excess of the purchase price over the preliminary fair value of the tangible and intangible net assets acquired and liabilities assumed has been recorded as goodwill. The goodwill balance is primarily attributed to the assembled workforce, expansion of service offerings, market opportunities and synergies expected to be achieved from the combined operations of the Company and NV5. The Company has preliminarily assigned goodwill amounts of approximately $330.9 million and $357.3 million to the Consulting Engineering and Geospatial segments, respectively (see “Note 7. Goodwill”). Goodwill of $76.1 million is expected to be deductible for income tax purposes.

The following table summarizes the preliminary estimated fair value of consideration transferred and the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the NV5 Acquisition:

Total
Cash consideration	$870,911
Equity consideration	768,304
Replacement of share-based awards	29,744
Total consideration	$1,668,959

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$59,022
Accounts receivables	186,228
Contract assets	123,428
Prepaid expenses and other current assets	31,508
Plant and equipment	79,806
Other assets	4,560
Operating lease right-of-use assets	34,094
Intangible assets	821,900
Accounts payable	(40,350)
Accrued expenses and other current liabilities	(78,586)
Contract liabilities	(47,694)
Other liabilities	(21,825)
Income tax payable	(2,521)
Deferred tax liabilities	(128,868)
Lease liabilities	(39,908)
Total identifiable net assets acquired	$980,794
Goodwill	$688,165
As part of the purchase price allocation, the Company determined the identifiable intangible assets included customer relationships, customer backlog, trade name, and developed technology. The fair value of the identifiable intangible assets was estimated using variations of the income approach. The following table summarizes the preliminary fair value of the identifiable intangible assets:

Fair Value as of September 30, 2025
Customer relationships	$671,300
Customer backlog	111,700
Trade name	36,200
Developed technology	2,700
Total intangible assets	$821,900
The estimated useful lives over which the intangible assets will be amortized are as follows: customer relationships 15 years, customer backlog 2 years, trade name 10 years, and developed technology 3 years.
The consolidated financial statements include the results of operations of NV5 following the consummation of the NV5 Acquisition from the date of the acquisition. Substantially, all of the revenues and earnings of the Company’s Consulting Engineering and Geospatial reportable segments are attributable to the NV5 acquired business. The amount of revenue from the NV5 Acquisition included in the Company’s interim consolidated financial statements for both the three and nine months ended September 30, 2025 was $180.7 million. Income before tax from the NV5 Acquisition included in the Company’s interim statements for both the three and nine months ended September 30, 2025 was $8.2 million.
In conjunction with the NV5 Acquisition, the Company incurred transaction costs of $18.4 million, which were expensed and included in “Transaction costs” in the condensed consolidated statements of operations.

Pro Forma Consolidated Financial Information
The following pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2025 and September 30, 2024 as if the NV5 Acquisition and related financing had occurred as of January 1, 2024, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the NV5 business and are not necessarily indicative of what the Company’s operating results would have been had the NV5 Acquisition and related financing taken place on January 1, 2024.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$568,648	$1,602,817	$553,882	$1,530,101
Net loss	$(6,720)	$(58,074)	$(100,613)	$(139,924)
Pro forma financial information is presented as if the operations of NV5 had been included in the consolidated results of the Company since January 1, 2024, and gives effect to transactions that are directly attributable to the NV5 Acquisition and related financing. Adjustments, net of related tax impacts, include: additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2024; movement of transaction costs between reporting periods; interest expense under the Company’s Term Loans (defined in “Note 11. Long-Term Debt”) as if the amount borrowed to partially finance the purchase price was borrowed on January 1, 2024.
Other 2025 Acquisition Activity
During the nine months ended September 30, 2025, the Company completed four other business combinations, which were not significant to the interim statements, either individually or in the aggregate. Total aggregate consideration was $34.2 million. Revenues from these acquisitions included in the Company’s interim financial statements for the three and nine months ended September 30, 2025, was $5.9 million and $8.9 million, respectively. Income before income tax provision from these acquisitions for the three and nine months ended September 30, 2025 was not material. The Company recorded a total $13.4 million of goodwill related to these acquisitions, of which $7.3 million was assigned to the Inspection and Mitigation reportable segment and $6.1 million was assigned to the Geospatial reportable segment. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805.
2024 Acquisitions
Successor Period
On July 30, 2024, the Company completed the Acuren Acquisition, whereby it obtained control of ASP Acuren and concurrently changed its name to Acuren Corporation. The aggregate purchase consideration transferred to the shareholders of ASP Acuren (the “Sellers”) totaled $1.9 billion, which included: i) a cash payment made at the Closing Date of $1.9 billion, of which $5.2 million was subsequently returned to the Company related to a net working capital adjustment and settlement between the Company and Sellers (recognized as a measurement period adjustment) and ii) 0.4 million Acuren British Virgin Islands ordinary shares of the Company (which were converted into common stock pursuant to the Company’s Domestication (as defined below) with an estimated fair value of $4.0 million.
The Acuren Acquisition was accounted for under the acquisition method of accounting. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of deferred income tax assets acquired and liabilities assumed, contract assets and liabilities, certain lease related assets and liabilities, and indemnification assets. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805.

The following table summarizes the fair value of consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the Closing Date:

Total
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
Predecessor Period
For the periods from January 1 to July 29, 2024 (Predecessor), the Company completed three business combinations, which were not significant to the interim statements, either individually or in the aggregate. Total cash consideration was $47.6 million. The amount of revenues from these acquisitions included in the Company’s interim statements for the periods from July 1 to July 29, 2024 (Predecessor) and January 1 to July 29, 2024 (Predecessor), was $2.7 million and $9.8 million, respectively. Income before income tax provision from these acquisitions for the periods from July 1 to July 29, 2024 (Predecessor) and January 1 to July 29, 2024 (Predecessor), was not significant. The Company recorded a total $22.2 million of goodwill related to these acquisitions.
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
The Company has authorized shares consisting of two classes: 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 1,000,000 shares are designated as “Series A Preferred Stock” (the “Series A Preferred Stock”). As of September 30, 2025, the Company had 202,038,128 shares of common stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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
After the Acuren Acquisition, the holders of the Series A Preferred Stock will be entitled to receive an annual dividend in the form of shares of common stock once the Average Price (as defined in our certificate of incorporation) of the common stock is at least $11.50 per share for any 10 consecutive trading days, with such condition having been previously satisfied during the three months ended March 31, 2025. As a result, the Annual Dividend Amount, as defined below, will be available to the holders of the Series A Preferred Stock.
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
Holders of the Series A Preferred Stock will participate in any dividends on the common stock on an as converted basis. In addition, if the Company pays a dividend on its common stock, holders of the Series A Preferred Stock will also receive an amount equal to 20 percent of the dividend which would be distributable on 121,476,215 shares of common stock as of September 30, 2025. All such dividends on the Series A Preferred Stock will be paid at the same time as the dividends on the common stock.
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
The Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price per share of the common stock exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Warrants). The Warrants expire worthless three years after the Acuren Acquisition, if not exercised or redeemed. Warrants issued with common stock were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. As of September 30, 2025, the Company had 18,264,876 Warrants outstanding for approximately 4,566,219 shares of common stock. Subsequent to this date, 3,312,016 Warrants were exercised for 828,004 shares of common stock. As of November 10, 2025, there were 14,952,860 warrants outstanding exercisable for an aggregate of 3,738,215 shares of common stock.

NOTE 4. EARNINGS PER SHARE
Successor Period
Net income is allocated between the Company’s common shares and other participating securities (excluding unvested restricted stock awards) based on their participation rights. The Company has determined that its Series A Preferred Stock represent participating securities and are a class of common stock. As such, the Company uses the two-class method of computing earnings per share. Under this method, net income (or loss) is allocated between the holders of common stock and the holders of the Series A Preferred Stock based on their respective participation rights.
Given that holders of Series A Preferred Stock participate in net losses on a 1:1 basis with holders of common stock, the allocation of net losses under the two-class method is equivalent to the allocation of net losses that would result under the if-converted method. Consequently, there is no difference between basic and diluted net loss per share of common stock, which also excludes all potential common stock equivalents as their impact on diluted net loss per share would be anti-dilutive.
The following table sets forth the computations of basic and diluted loss per share of common stock and Series A Preferred Stock using the two-class method and the if-converted method, respectively, for the three and nine months ended September 30, 2025.

	Successor
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Basic shares:
Numerator:
Net loss	$(13,890)	$(39,916)
Undistributed loss allocated to Series A Preferred Stock	82	289
Net loss available to holders of common stock	$(13,808)	$(39,627)
Denominator:
Weighted average common stock outstanding – basic	167,229,501	136,894,905
Weighted average Series A Preferred Stock outstanding – basic	1,000,000	1,000,000
Basic loss per common stock	$(0.08)	$(0.29)
Basic loss per Series A Preferred Stock	$(0.08)	$(0.29)
Dilutive shares:
Numerator:
Undistributed loss allocated to common stock	$(13,808)	$(39,627)
Undistributed loss allocated to Series A Preferred Stock	(82)	(289)
Total undistributed loss	$(13,890)	$(39,916)
Denominator:
Weighted average common stock outstanding – basic	167,229,501	136,894,905
Add: dilutive securities
Series A Preferred Stock	1,000,000	1,000,000
Weighted average common stock outstanding – diluted	168,229,501	137,894,905
Weighted average Series A Preferred Stock outstanding – diluted	1,000,000	1,000,000
Diluted loss per common stock	$(0.08)	$(0.29)
Diluted loss per Series A Preferred Stock	$(0.08)	$(0.29)

For the three and nine months ended September 30, 2025, the Company excluded the following potentially dilutive shares from the computation of diluted loss per common stock as the impact would have been anti-dilutive:

	Successor
Potentially dilutive securities	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Stock options(1)	—	1,943
Warrants(1)	—	70,967
Restricted stock awards	2,665,421	888,474
Restricted stock units	2,069,320	2,028,342
Shares issuable pursuant to the Series A Preferred Stock dividend(2)	6,240,993	3,671,862

(1) For the three months ended September 30, 2025, the stock options and warrants were out of the money.
(2) See discussion of the Annual Dividend Amount in “Note 3. Stockholders’ Equity.”
2024 Periods
Basic and diluted loss per common share for the periods presented below were calculated as follows:

	Successor	Predecessor
	July 30 through September 30, 2024	July 1 through July 29, 2024	January 1 through July 29, 2024
Basic shares:
Numerator:
Net loss	$(89,824)	$(8,982)	$(15,703)
Undistributed loss allocated to Series A Preferred Shares	734	—	—
Net loss available to holders of common shares	$(89,090)	$(8,982)	$(15,703)
Denominator:
Weighted average common shares outstanding – basic	121,412,515	5,024,802	5,024,802
Weighted average Series A Preferred Shares outstanding – basic	1,000,000	—	—
Basic loss per common share	$(0.73)	$(1.79)	$(3.13)
Basic loss per Series A Preferred Share	$(0.73)	$—	$—
Dilutive shares:
Numerator:
Undistributed loss allocated to holders of common shares	$(89,090)	$(8,982)	$(15,703)
Undistributed loss allocated to Series A Preferred Shares	734	—	—
Total undistributed loss	$(89,824)	$(8,982)	$(15,703)
Denominator:
Weighted average common shares outstanding – basic	121,412,515	5,024,802	5,024,802
Add: dilutive securities
Series A Preferred Shares	1,000,000	—	—
Weighted average common shares outstanding – diluted	122,412,515	5,024,802	5,024,802
Weighted average Series A Preferred Shares outstanding – diluted	1,000,000	—	—
Diluted loss per common share	$(0.73)	$(1.79)	$(3.13)
Diluted loss per Series A Preferred Share	$(0.73)	$—	$—

For the Successor period ended September 30, 2024, the Company excluded the following potentially dilutive shares from the computation of diluted earnings per share as the impact would be anti-dilutive: 125,000 share options to purchase the same number of common shares, 4,566,219 common shares that would be issuable upon the exercise of 18,264,876 outstanding Warrants, and 2,537,500 shares of unvested RSUs including time-based units, as well as market-based and performance-based units for which the contingency was not met as of the end of the reporting period.
For the Predecessor periods from July 1 through July 29, 2024, and from January 1 through July 29, 2024, 314,912 and 228,522 potentially dilutive shares related to stock options were excluded from the computation of diluted earnings per share as their impact would be anti-dilutive.
Additionally, the Company had outstanding stock options that were eligible to vest on achievement of certain market thresholds upon a change of control. For the Predecessor periods from July 1 through July 29, 2024, and from January 1 through July 29, 2024, the contingently issuable potential shares were excluded from the computation of basic and diluted earnings per share as the contingency was not met as of the end of the reporting periods. These excluded shares were as follows:

Outstanding as of July 29, 2024
Tranche B Options	180,828
Tranche C Options	55,872
NOTE 5. ACCOUNTS RECEIVABLE AND CONTRACT ASSETS
Accounts receivable and contract assets are recorded net of allowances for credit losses. Accounts receivable represent invoiced and accrued revenue while contract assets represent accrued revenue that has yet to be invoiced to the customer. The Company’s accounts receivable, contract assets and allowance for credit losses consisted of the following as of the below dates:

	Successor
	September 30, 2025	December 31, 2024
Accounts receivable	$380,809	$216,613
Contract assets	200,774	24,171
Allowance for credit losses	(4,008)	(4,264)
Total accounts receivable, net	$577,575	$236,520
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

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

		Successor
	Useful Life (Years)	September 30, 2025	December 31, 2024
Land		$6,110	$5,950
Buildings and leasehold improvements	25	23,784	19,308
Computer, software and office equipment	3 – 5	18,102	2,917
Machinery and equipment	3 – 10	164,508	122,932
Vehicles, aircraft and vessels	5 - 15	86,251	53,154
Construction in progress		26,137	6,878
Total property and equipment		324,892	211,139
Accumulated depreciation		(69,854)	(21,906)
Property and equipment, net		$255,038	$189,233
Total depreciation expense for property and equipment was recognized as follows for the following periods:

	Successor		Predecessor
	Three Months Ended September 30, 2025	July 30 through September 30, 2024	July 1 through July 29, 2024
Cost of revenue	$18,203	$11,481	$3,581
Selling, general and administrative expenses	2,436	105	52
Total depreciation expense	$20,639	$11,586	$3,633

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024
Cost of revenue	$49,785	$11,481	$22,123
Selling, general and administrative expenses	2,768	105	222
Total depreciation expense	$52,552	$11,586	$22,345

NOTE 7. GOODWILL
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2025 (Successor) were as follows:

	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Balance at December 31, 2024	$845,939	$—	$—	$845,939
Acquisitions	7,279	330,869	363,361	701,509
Currency adjustments	16,922	—	—	16,922
Balance at September 30, 2025	$870,140	$330,869	$363,361	$1,564,370

NOTE 8. INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets were as follows:

		Successor
	Weighted Average Remaining Life (Years)	September 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14.3	$1,356,078	$(59,560)	$1,296,518	$658,783	$(18,298)	$640,485
Customer backlog	1.8	112,166	(9,308)	102,858	—	—	—
Tradenames	12.7	136,088	(8,339)	127,749	98,392	(2,731)	95,661
Technology	3.4	7,691	(1,314)	6,377	4,925	(414)	4,511
		$1,612,023	$(78,521)	$1,533,502	$762,100	$(21,443)	$740,657
Amortization expense recognized on intangible assets was $30.5 million and $56.7 million for the three and nine months ended September 30, 2025 (Successor), respectively, and $8.8 million, $3.4 million and $23.4 million for the periods from July 30 to September 30, 2024 (Successor), July 1 to July 29, 2024 (Predecessor) and January 1 to July 29, 2024 (Predecessor), respectively.
NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued Expenses and Other Current Liabilities
The Company’s accrued expenses and other current liabilities consisted of the following as of the below dates:

	Successor
	September 30, 2025	December 31, 2024
Accrued salaries, wages and related employee benefits	$72,765	$33,929
Accrued trade payables	38,236	4,143
Accrued indirect taxes	8,866	4,398
Accrued sales discounts	3,529	3,899
Accrued insurance	3,932	2,781
Current portion of contingent consideration	6,137	—
Other accrued expenses	27,290	16,891
Total accrued expenses and other current liabilities	$160,755	$66,041
Contingent Consideration
Contingent consideration arrangements are included as part of the purchase price of acquired companies on their respective acquisition dates. The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent earn-out payments are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025 (Successor), the Company acquired contingent consideration of $9.3 million in the NV5 Acquisition and added $2.8 million related to other 2025 acquisitions. Fair value re-measurements were not material during the three and nine months ended September 30, 2025. Accordingly, as of September 30, 2025, the Company had $12.2 million of contingent consideration recorded on the condensed consolidated balance sheet, including $6.1 million reflected as current.

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
The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities on a quarterly basis and the updated fair value could differ from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company generally uses an option-based model or a probability-weighted approach to determine the fair value of earn-outs based on key inputs requiring significant judgments and estimates to be made by the Company, including projections of future earnings over the earn-out period. Significant increases or decreases to these inputs could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate as of the acquisition date and amount paid will be recorded in earnings.
The fair value of the Predecessor’s interest rate swap agreements, existing during the Predecessor three and nine months ended September 30, 2024 and terminated during the Predecessor period ended July 29, 2024, were determined using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. This fair value measurement is based on inputs that are observable either directly or indirectly and thus represents a Level 2 measurement within the fair value hierarchy. Refer to “Note 12. Financial Instruments” for further details on the accounting treatment of the swap agreements.

NOTE 11. LONG-TERM DEBT
The Company’s long-term debt obligations consisted of the following:

		Successor
	Maturity Date	September 30, 2025	December 31, 2024
Term Loans	July 30, 2031	$1,640,066	$773,063
Revolving credit facility	July 30, 2029	—	—
Promissory notes		13,876	—
Less: Unamortized deferred financing costs		(38,475)	(18,265)
Total debt, net		1,615,467	754,798
Less:
Current portion of Term Loans		(16,525)	(7,750)
Current portion of promissory notes		(7,999)	—
Long-term debt, net of current portion		$1,590,943	$747,048
2024 Credit Agreement
The Company is party to a credit agreement by and among Acuren Delaware Holdco, Inc. (f/k/a AAL Delaware Holdco, Inc.), a wholly-owned subsidiary, as the initial borrower, Acuren Holdings, Inc. (f/k/a ASP Acuren Holdings, Inc.), as a borrower, and any other subsidiaries of the Company from time to time party thereto as borrowers, (collectively, the “Borrowers”), the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $775.0 million seven-year senior secured term loan (the “2024 Term Loan”) under the senior secured term loan facility (the “Term Loan Facility”) and a $75.0 million five-year senior Revolving Credit Facility, of which up to $20.0 million can be used for the issuance of letters of credit (together with the Term Loan Facility, the “Credit Facility”).
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
Solely with respect to the Revolving Credit Facility, the Credit Facility contains a financial covenant for the First Lien Net Leverage Ratio to be tested as of the last day of any such fiscal quarter only in the event that the total outstanding (excluding undrawn Letters of Credit) is greater than 35% of the total Revolving Credit Commitment, in which case the First Lien Net Leverage Ratio may exceed 5.85 to 1.00. As of September 30, 2025 (Successor), the Company was in compliance with the covenants under the Credit Facility.
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

Second Amendment to Credit Agreement
On August 4, 2025, in connection with the NV5 Acquisition, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement to: (i) include new term loans in an aggregate principal amount of $875.0 million (the “2025 Term Loans,” and together with the 2024 Term Loans, the “Term Loans”), and (ii) increase the aggregate amount of the senior secured revolving credit facility from $75.0 million to $125.0 million. Principal payments on the Term Loans, commenced on September 30, 2025 and will be made in quarterly installments on the last day of each fiscal quarter in an amount equal to $4.1 million, subject to adjustments in accordance with the Credit Agreement. Accordingly, as of September 30, 2025 (Successor), the Company has reflected $16.5 million of principal payments as current in the condensed consolidated balance sheet.
As of September 30, 2025 (Successor), the Company had $1.6 billion of principal outstanding under the Term Loans. The interest rate applicable to the Term Loans is, at the Company’s option, either: (1) a base rate plus an applicable margin equal to 1.75% or (2) SOFR plus an applicable margin equal to 2.75%. For the three and nine months ended September 30, 2025, the Company recorded $1.4 million and $2.9 million of amortization expense related to debt issuance costs incurred in connection with the Term Loans. The Term Loans will mature on July 30, 2031.
Revolving Credit Facility
The interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either a base rate plus an applicable margin equal to 2.50% or SOFR (adjusted for statutory reserves) plus an applicable margin equal to 3.50%. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.375% or 0.50% based on the Company’s first lien net leverage ratio. For the three and nine months ended September 30, 2025, the amortization expense related to debt issuance costs incurred in connection with the Revolving Credit Facility was immaterial. As of September 30, 2025 (Successor) and December 31, 2024 (Successor), the Company had no amounts outstanding under its Revolving Credit Facility.
Letters of Credit and Surety Bonds
As of September 30, 2025 (Successor), the Company had $6.5 million in stand-by letters of credit issued (as a component of the Revolving Credit Facility), but did not withdraw any amount against the letters of credit. Additionally, the Company had $1.5 million in surety bonds outstanding, which are not a component of the Revolving Credit Facility.
Promissory Notes
The Company has outstanding uncollateralized promissory notes due to sellers issued in connection with prior acquisitions completed by NV5 prior to its acquisition by the Company. As of September 30, 2025 (Successor), the short-term and long-term outstanding balances of these promissory notes totaled $8.0 million and $5.9 million, respectively. As of September 30, 2025 (Successor), the Company’s weighted average interest rate on promissory notes was 1.9%.
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

NOTE 12. FINANCIAL INSTRUMENTS
The Company’s risk management strategy from time to time utilizes interest rate swap agreements to mitigate interest rate exposure on its variable rate debt. The Company has not historically designated these derivatives as hedging instruments and reported these agreements at fair value with unrealized gains and losses recorded within “Interest expense, net” within the condensed consolidated statements of operations and comprehensive income (loss) in the reporting period in which the unrealized gains and losses occurred. During the nine months ended September 30, 2024 (Predecessor), all historical interest rate swap agreements were terminated.
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
On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation includes changes to federal tax law, including the restoration of immediate expensing of domestic research and development (“R&D”) expenditures, reinstatement of 100% bonus depreciation and more favorable rules for determining the limitation on business interest expense, among other changes. The Company has reflected the impact of the legislation on its estimated annual effective tax rate and cash tax position. While the Company expects certain provisions of the Act to change the timing of cash tax payments in the current and future periods, the provisions are not expected to have a material impact on our effective tax rate.
The Company recorded an income tax benefit of $16.6 million and $11.2 million for the three and nine months ended September 30, 2025 (Successor), respectively. The effective tax rate, inclusive of discrete items, was 54.4% and 21.9% for the three and nine months ended September 30, 2025 (Successor), respectively, which was driven by a combination of the disparity between results of operations as well as the tax jurisdictions across the United States and Canada, permanent non-deductible expenses, and the valuation allowance discussed in further detail below.
The Company evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was needed. The deferred tax assets are composed primarily of net operating loss carryforwards and 163(j) interest limitation carryforwards. The Company primarily relies on reversing taxable temporary differences to support the realization of its deferred tax assets. Based on available evidence and limitations on interest deductions under the tax law, the Company previously had a valuation allowance of $11.1 million as of June 30, 2025, primarily against the interest expense carryforward. However, the deferred tax liability recorded in connection with the NV5 Acquisition provided a source of future taxable income which supports the realizability of the interest expense carryforward asset and therefore the valuation allowance was reversed during the three months ended September 30, 2025.
The Company recorded an income tax benefit of $2.1 million, an income tax benefit of $4.0 million and income tax expense of $3.2 million for the periods from July 30 to September 30, 2024 (Successor), July 1 to July 29, 2024 (Predecessor) and January 1 to July 29, 2024 (Predecessor), respectively. The effective tax rate, inclusive of discrete items, was 2.3%, 30.6% and (26.0)% for the periods from July 30 to September 30, 2024 (Successor), July 1 to July 29, 2024 (Predecessor) and January 1 to July 29, 2024 (Predecessor), respectively, which was primarily driven by Canadian federal and provincial tax rates as well as non-deductible stock compensation expense of $16.8 million recorded during the three months ended September 30, 2024.
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
Below is a summary of RSU activity for the nine months ended September 30, 2025 (Successor):

	Successor
	Time Vesting Units		Market Vesting Units		Performance Vesting
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	827	$10.00	777	$5.35	—	$—
Granted	694	10.06	—	—	1,243	9.34
Forfeited	(250)	9.74	(180)	7.30	(201)	9.19
Units Vested	(97)	10.00	—	—	—	—
Unvested as of September 30, 2025	1,174	$9.77	597	$5.35	1,042	$9.37
Share-based compensation expense is recorded in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and comprehensive income (loss). Share-based compensation expense for the Company’s RSUs during the three months ended September 30, 2025 was $2.0 million, consisting of $1.0 million for time-based RSU’s, $0.2 million for market-based RSUs, and $0.8 million for performance-based RSU’s. Share-based compensation expense for the Company’s RSUs during the nine months ended September 30, 2025, was $4.9 million, consisting of $2.6 million for time-based RSU’s, $0.9 million for market-based RSUs, and $1.4 million for performance-based RSU’s.
As of September 30, 2025, the total unrecognized compensation expense for time-based RSUs was $8.8 million, which is expected to be recognized over a weighted average period of approximately 2.1 years. As of September 30, 2025, the total unrecognized compensation expense for market-based RSUs was $1.9 million, which is expected to be recognized over a weighted average period of approximately 1.4 years. As of September 30, 2025, the total unrecognized compensation expense for performance-based RSUs was $8.3 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.
Restricted Stock Awards
NV5 historically granted Restricted Stock Awards (“RSAs”) to its employees. The RSAs generally provided for service-based cliff vesting after two to four years following the grant date. In connection with the NV5 Acquisition, all outstanding unvested RSAs otherwise not accelerated upon the NV5 Closing Date were converted into RSAs of the Company with substantially similar terms and conditions of the previously existing awards, including future service requirements. The RSAs were replaced based on an exchange ratio of 2.0387, which was calculated in the same manner as the exchange ratio that was applicable to the NV5 common stock outstanding on the NV5 Closing Date and that received merger consideration on the NV5 Closing Date.

The following summarizes the activity of restricted stock awards during the nine months ended September 30, 2025.

	Number of Unvested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	—	$—
Restricted stock awards issued for converted NV5 awards in conjunction with the NV5 Acquisition	7,280,777	10.50
Forfeited	—	—
Vested	(79,258)	10.50
Unvested as of September 30, 2025	7,201,519	$10.50
Share-based compensation expense relating to RSAs during both the three and nine months ended September 30, 2025 was $4.3 million. Share-based compensation expense includes $0.6 million of expense related to the Company’s liability-classified awards during both the three and nine months ended September 30, 2025. The total estimated amount of the liability-classified awards for fiscal 2025 is approximately $6.9 million. As of September 30, 2025, the total unrecognized share-based compensation expense for RSAs was $43.0 million, which is expected to be recognized over a weighted average period of approximately 1.8 years. The total fair value of RSAs vested during both the three and nine months ended September 30, 2025 was $0.8 million.
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
NOTE 16. SEGMENT REPORTING
Effective August 4, 2025, the Company’s Chief Executive Officer, who is the chief operating decision-maker (“CODM”), re-evaluated the structure of the Company’s internal organization as a result of the NV5 Acquisition. To reflect management’s revised perspective, the Company is now organized into three reportable segments as follows:
•Inspection and Mitigation, which includes the Company’s legacy testing, inspection, certification and compliance services in the United States, Canada, and United Kingdom;
•Consulting Engineering, which includes the Company’s engineering, civil program management, utility services, conformity assessment, clean energy consulting, data center commissioning and consulting, buildings and program management, MEP & technology design, and environmental health science services; and
•Geospatial, which includes the Company’s geospatial solution services.
The Company’s reportable segments are strategic business units that offer different products and services. The accounting policies of the reportable segments are the same as those described under “Note 1. Basis of Presentation and Significant Accounting Policies.”

The following tables set forth certain financial information for each of the Company’s reportable segments for the periods indicated:

	Successor
	Three Months Ended September 30, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$293,187	$119,583	$61,118	$—	$473,888
Cost of revenue	$226,268	$61,746	$33,147	$—	$321,161
Gross profit	$66,919	$57,837	$27,971	$—	$152,727
Depreciation and amortization	$16,536	$1,355	$2,282	$30,955	$51,128
Total assets	$2,081,644	$973,682	$918,869	$246,230	$4,220,425
Long-lived assets (1)	$176,738	$10,790	$42,331	$25,179	$255,038
(1) Long-lived assets consist of property and equipment, net as identified in “Note 6. Property and equipment.”

	Successor
	Nine Months Ended September 30, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$841,327	$119,583	$61,118	$—	$1,022,028
Cost of revenue	$656,638	$61,746	$33,147	$—	$751,531
Gross profit	$184,689	$57,837	$27,971	$—	$270,497
Depreciation and amortization	$48,448	$1,355	$2,282	$57,156	$109,241
Total assets	$2,081,644	$973,682	$918,869	$246,230	$4,220,425
Long-lived assets (1)	$176,738	$10,790	$42,331	$25,179	$255,038
(1) Long-lived assets consist of property and equipment, net as identified in “Note 6. Property and equipment.”

	Successor
	July 30, 2024 to September 30, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$201,779	$—	$—	$(294)	$201,485
Cost of revenue	$152,575	$—	$—	$(294)	$152,281
Gross profit	$49,204	$—	$—	$—	$49,204
Depreciation and amortization	$20,431	$—	$—	$—	$20,431
Total assets	$2,328,115	$—	$—	$—	$2,328,115
Long-lived assets (1)	$191,172	$—	$—	$—	$191,172
(1) Long-lived assets consist of property and equipment, net as identified in “Note 6. Property and equipment.”

	Predecessor
	July 1, 2024 to July 29, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$102,215	$—	$—	$(703)	$101,512
Cost of revenue	$76,697	$—	$—	$(703)	$75,994
Gross profit	$25,518	$—	$—	$—	$25,518
Depreciation and amortization	$7,014	$—	$—	$—	$7,014
Total assets	$1,277,249	$—	$—	$—	$1,277,249
Long-lived assets (1)	$113,084	$—	$—	$—	$113,084
(1) Long-lived assets consist of property and equipment, net as identified in “Note 6. Property and equipment.”

	Predecessor
	January 1, 2024 to July 29, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$635,333	$—	$—	$(1,467)	$633,866
Cost of revenue	$473,348	$—	$—	$(1,467)	$471,881
Gross profit	$161,985	$—	$—	$—	$161,985
Depreciation and amortization	$45,777	$—	$—	$—	$45,777
Total assets	$1,277,249	$—	$—	$—	$1,277,249
Long-lived assets (1)	$113,084	$—	$—	$—	$113,084
(1) Long-lived assets consist of property and equipment, net as identified in “Note 6. Property and equipment.”
The Company disaggregates its revenues from contracts with customers by geographic location for each of its reportable segments. Disaggregated revenues include intercompany revenues which are ultimately eliminated within Corporate and Eliminations. The Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.
Revenues, classified by the major geographic areas in which the Company's customers are located, were as follows:

	Successor
	Three Months Ended September 30, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$154,704	$103,253	$58,277	$316,234
Canada	135,648	—	337	135,985
Other foreign	2,835	16,330	2,504	21,669
Total segment revenues	$293,187	$119,583	$61,118	$473,888
Intercompany eliminations				—
Total revenues				$473,888

	Successor
	Nine Months Ended September 30, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$461,328	$103,253	$58,277	$622,858
Canada	372,129	—	337	372,466
Other foreign	7,870	16,330	2,504	26,704
Total segment revenues	$841,327	$119,583	$61,118	$1,022,028
Intercompany eliminations				—
Total revenues				$1,022,028

	Successor
	July 30, 2024 to September 30, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$106,919	$—	$—	$106,919
Canada	93,137	—	—	93,137
Other foreign	1,723	—	—	1,723
Total segment revenues	$201,779	$—	$—	$201,779
Intercompany eliminations				(294)
Total revenues				$201,485

	Predecessor
	July 1, 2024 to July 29, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$53,438	$—	$—	$53,438
Canada	47,668	—	—	47,668
Other foreign	1,109	—	—	1,109
Total segment revenues	$102,215	$—	$—	$102,215
Intercompany eliminations				(703)
Total revenues				$101,512

	Predecessor
	January 1, 2024 to July 29, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$356,017	$—	$—	$356,017
Canada	271,859	—	—	271,859
Other foreign	7,457	—	—	7,457
Total segment revenues	$635,333	$—	$—	$635,333
Intercompany eliminations				(1,467)
Total revenues				$633,866
NOTE 17. RELATED PARTIES
As of September 30, 2025, 1,000,000 shares of Series A Preferred Stock and 18,877,500 shares of common stock were held by Mariposa Acquisition IX, LLC (the “Founder Entity”). Sir Martin E. Franklin, Co-Chairman, is a beneficial owner and the manager of the Founder Entity and, as such, controls all the Founder Entity’s interests in the Company. Each of Robert A.E. Franklin, the Company’s Executive Chairman and James E. Lillie, a director of the Company, hold or control a limited liability company interest in the Founder Entity and, as a result, may also be deemed to have a pecuniary interest in it. No dividends on the Series A Preferred Stock have been declared during the nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025, the Company incurred advisory fees of $0.5 million and $1.5 million, respectively, that were paid to Mariposa Capital, LLC, an affiliate of the Company’s Co-Chairmen.
The Company was previously party to an agreement with American Securities, LLC, a related party at that time. The Company expensed $0.3 million, $0.8 million and $2.5 million included in “Selling, general and administrative expenses” in relation to this agreement for the periods from July 30 through September 30, 2024 (Successor), July 1 through July 29, 2024 (Predecessor) and January 1 through July 29, 2024 (Predecessor), respectively. This agreement terminated at the closing of the Acuren Acquisition.

NOTE 18. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow information and schedules of non-cash investing and financing activities for the periods indicated were as follows:

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 to September 30, 2024	January 1 to July 29, 2024
Supplemental disclosure of cash flow information
Interest paid	$52,511	$18,519	$32,332
Income taxes paid	19,220	2,987	14,579
Supplemental disclosure of non-cash operating, investing and financing activities:
Equity consideration issued for business combinations	$798,048	$4,000	$—
Purchases of property and equipment accrued and not yet paid	4,092	1,268	2,434
Notes payable and other obligations issued for acquisitions	4,641	—	—
Settlement of derivative liability	—	967	—
Increases in lease assets in exchange for lease liabilities:
Operating leases	$5,187	$780	$6,748
Finance leases	11,771	1,330	5,988
NOTE 19. SUBSEQUENT EVENTS
On October 7, 2025, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to change its name from Acuren Corporation to TIC Solutions, Inc., which became effective at 5:00 p.m. Eastern Time on October 10, 2025. The Company began trading under TIC Solutions, Inc. on October 13, 2025.
On October 5, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the investor named therein (the “Investor”), for the private placement (the “Private Placement”), of (i) 17,708,333 shares of the Company’s common stock, par value $0.0001 per share, at $12.00 per share and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 3,125,000 shares of common stock, at $12.00 per share. The aggregate gross proceeds of the Private Placement were approximately $250.0 million, before deducting placement agent fees and other expenses. The Private Placement closed on October 7, 2025. The Company intends to use the net proceeds from the Private Placement for general corporate purposes.
The Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The Pre-Funded Warrant is exercisable in cash or by means of a cashless exercise. The Investor may not exercise the Pre-Funded Warrant if the Investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that a holder may increase or decrease such percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.
Also on October 7, 2025, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC as soon as reasonably practicable following the date of the Registration Rights Agreement (but in no event later than the date that is fifteen (15) days after the closing of the Private Placement) for purposes of registering the resale of the shares of common stock issued pursuant to the Purchase Agreement and shares of common stock issuable upon exercise of the Pre-Funded Warrant. The registration statement became effective on October 29, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ASP Acuren is our accounting predecessor. The following is a discussion of the results of operations of: (i) TIC Solutions, Inc. (formerly Acuren Corporation) (Successor) for the three months ended September 30, 2025, compared to the results of operations of ASP Acuren (Predecessor) for the period from July 1, 2024 through July 29, 2024, and of TIC Solutions, Inc. (Successor) for the period from July 30, 2024 through September 30, 2024, and (ii) TIC Solutions, Inc. (Successor) for the nine months ended September 30, 2025, compared to the results of operations of ASP Acuren (Predecessor) for the period from January 1, 2024 through July 29, 2024 and of TIC Solutions, Inc. (Successor) for the period from July 30, 2024 through September 30, 2024. This discussion should be read in conjunction with the information contained in the unaudited TIC Solutions, Inc. condensed consolidated financial statements and the notes related thereto included elsewhere in this Quarterly Report. The tables below are presented in thousands except for percentages as well as share and per share amounts.
In this section, “we,” us,” “our” and “Company” refer to TIC Solutions, Inc. (Successor) for the three and nine months ended September 30, 2025 and the Successor period from July 30, 2024 through September 30, 2024, and ASP Acuren Holdings, Inc. (Predecessor) for the Predecessor period from January 1, 2024 through July 29, 2024.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report contains “forward-looking statements”. These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect,” “anticipate,” “project,” “will,” “should,” “believe,” “intend,” “plan,” “estimate,” “potential,” “target,” “would,” and similar expressions, although not all forward-looking statements contain these identifying terms. These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements concerning our expectations regarding, as of the date such statements are made: (i) economic, industry and market conditions, including as a result of inflation, and trade and geopolitical conflicts, (ii) the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity, (iii) the cost of compliance with laws and regulations, (iv) the impact of legal claims and related contingencies, (v) estimates and liabilities regarding accounting and tax matters, and (vi) the Company’s acquisitions, including the NV5 Acquisition and the goodwill, synergies and benefits of such acquisition.
These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including, among others, (i) economic conditions affecting the industries we serve, including the construction industry and the energy sector, as well as general economic conditions; (ii) adverse developments in the credit markets that could adversely affect funding of construction projects; (iii) the ability and willingness of customers to invest in infrastructure projects; (iv) a decline in demand for our services or for the products and services of our customers; (v) the fact that our revenues are derived primarily from contracts with durations of less than six months and the risk that customers will not renew or enter into new contracts; (vi) our ability to successfully acquire other businesses, successfully integrate acquired businesses into our operations and manage the risks and potential liabilities associated with those acquisitions; (vii) our ability to compete successfully in the industries and markets we serve; (viii) our ability to properly manage and accurately estimate costs associated with specific customer projects, in particular for arrangements with fixed price terms; (ix) increases in the cost, or reductions in the supply, of the materials we use in our business and for which we bear the risk of such increases; (x) the inherently dangerous nature of the services we provide and the risks of potential liability; (xi) the seasonality of our business and the impact of weather conditions; (xii) our ability to remediate any material weaknesses; (xiii) the impact of health, safety and environmental laws and regulations, and the costs associated with compliance with such laws and regulations; (xiv) our substantial level of indebtedness and the effect of restrictions on our operations set forth in the documents that govern such indebtedness; (xv) a prolonged government shutdown, and (xvi) our compliance with certain financial maintenance covenants in the documents governing our indebtedness and the effect on our liquidity of any failure to comply with such covenants.

Please see “Risk Factors” located in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, our registration statement on Form S-4 filed with the SEC on June 25, 2025, and declared effective on June 27, 2025, our Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 14, 2025, and Part II, Item 1A of this Quarterly Report for a further discussion of these and other risks and uncertainties which could affect our future results. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in our SEC filings or otherwise.
Overview
We are a leading provider of tech-enabled Testing, Inspection, Certification and Compliance (TICC), engineering and consulting, and geospatial services. We provide mission-critical services that are essential to the safety, reliability, and efficiency of industrial assets, buildings and public infrastructure. Our services are often non-discretionary and are driven by regulatory requirements, customer risk management policies, and the need to extend the useful life of critical assets.
We operate primarily in North America and serve both public and private-sector clients. Our public-sector clients include federal, state, and municipal agencies, public utilities, transportation authorities, and environmental regulators. Our private-sector clients span industrial, infrastructure, construction, and commercial real estate end markets. Within industrial markets, our services address energy processing and refining, pipeline and midstream infrastructure, chemicals and industrial processing, manufacturing and industrial services, power generation and utilities, and companies in aerospace, automotive, renewable energy, pulp and paper, and mining. We provide mission-critical services that are essential to the safety, reliability and efficiency of industrial assets, buildings, and public infrastructure. Our services are often non-discretionary and are driven by regulatory requirements, customer risk management policies, and the need to extend the useful life of critical assets.
On August 4, 2025 (the “NV5 Closing Date”), we completed our acquisition of NV5, an engineering and consulting services company (the “NV5 Acquisition”), and on October 10, 2025, we changed our name from Acuren Corporation to TIC Solutions, Inc.
Recent Developments
Merger with NV5
On August 4, 2025, we completed the previously announced NV5 Acquisition. NV5 is a global provider of infrastructure engineering, building systems, environmental consulting and geospatial analytics to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental and geospatial markets. Pursuant to the terms of merger agreement, the aggregate purchase price was approximately $1.7 billion, including the full repayment of NV5’s outstanding debt. The Company paid total consideration consisting of $870.9 million in cash and the issuance of approximately 73.2 million shares of common stock.
Tax Legislation
On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation includes changes to federal tax law, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation and more favorable rules for determining the limitation on business interest expense, among other changes. The legislation is reflected in the annual effective rate and the cash tax position of the Company.
Credit Facility Updates
On January 31, 2025, we entered into the First Amendment to the Credit Agreement, pursuant to which, the interest rate margins for the Term Loan decreased from 2.50% to 1.75% for the base rate and from 3.50% to 2.75% for SOFR. All other material terms of the Credit Agreement, including the aggregate principal amount, repayment terms and interest rate applicable on the Revolving Credit Facility remained the same. See “Liquidity and Capital Resources — Financing” for more information.

On August 4, 2025, in connection with the NV5 Acquisition, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement to: (i) include new 2025 Term Loans in an aggregate principal amount of $875.0 million (the “2025 Term Loans, and together with the 2024 Term Loans (as defined below), the “Term Loans”), and (ii) increased the aggregate amount of the senior secured revolving credit facility from $75.0 million to $125.0 million. Principal payments on the Term Loans commenced on September 30, 2025, and are made in quarterly installments on the last day of each fiscal quarter in an amount equal to $4.1 million, subject to adjustments in accordance with the Credit Agreement.
As of September 30, 2025 (Successor), we had $1.6 billion of principal outstanding under the Term Loans. The interest rate applicable to the Term Loans is, at the Company’s option, either: (1) a base rate plus an applicable margin equal to 1.75% or (2) SOFR plus an applicable margin equal to 2.75%. The Term Loans will mature on July 30, 2031.
With respect to the Second Amendment, “Interest expense, net” included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, includes interest expense, amortization of debt issuance costs and unused commitment fees on the Revolving Credit Facility incurred since the NV5 Closing Date.
Private Placement
On October 5, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the investor named therein (the “Investor”), for the private placement (the “Private Placement”), of (i) 17,708,333 shares of our common stock, par value $0.0001 per share, at $12.00 per share and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 3,125,000 shares of common stock, at $12.00 per share. The aggregate gross proceeds of the Private Placement were approximately $250.0 million, before deducting placement agent fees and other expenses.
The Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The Pre-Funded Warrant is exercisable in cash or by means of a cashless exercise. The Investor may not exercise the Pre-Funded Warrant if the Investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that a holder may increase or decrease such percentage by giving 61 days’ notice to us, but not to any percentage in excess of 19.99%.
The Private Placement closed on October 7, 2025. We intend to use the net proceeds from the Private Placement for general corporate purposes.
Also on October 7, 2025, in connection with the Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC as soon as reasonably practicable following the date of the Registration Rights Agreement (but in no event later than the date that is fifteen (15) days after the closing of the Private Placement) for purposes of registering the resale of the shares of common stock issued pursuant to the Purchase Agreement and shares of common stock issuable upon exercise of the Pre-Funded Warrant. The registration statement became effective on October 29, 2025.
Certain Factors and Trends Affecting Results of Operations
Summary of Acquisitions
In addition to the NV5 Acquisition and Acuren Acquisition, the Company completed other immaterial acquisitions during the periods presented that also affect the comparability of its results of operations.
Economic, Industry and Market Factors
We may experience increased costs associated with the recent developments around tariffs between the United States, Canada, and other international jurisdictions and will continue to monitor market conditions and respond accordingly. We also have observed some impact from inflationary pressures during 2024 and into 2025. Although we look to mitigate the impact of these pressures with a combination of cost management and price initiatives, there can be no guarantee that these initiatives will be successful. There has been no direct effect on our business from the Russian-Ukrainian or the Middle Eastern conflicts, although these conflicts may have an impact on certain end markets, results of operations or liquidity or in other ways which we cannot yet determine.

On October 1, 2025, following the lapse of a continuing resolution, the U.S. government began shutdown procedures. The duration of the shutdown is unknown at this time. Currently, efforts are underway in Congress to reach an agreement and restore government functions. This shutdown may cause a reduction or delay on our existing contracts, as well as lead to potential delays in other government contracting processes and payments. Once the federal government resumes operations, Congress plans to revisit the fiscal year 2026 appropriations legislation, intending to complete the process by the end of the calendar year. Our business and results of operations may be impacted by disruptions to the U.S. government operations, and these impacts may include delays in contract awards and new program starts. A prolonged shutdown could delay new awards and funding on existing projects involving the U.S. government agencies and prime contractor customers. These delays may temporarily affect the timing of our revenue recognition or reduce near-term liquidity. Management is monitoring the situation and will evaluate potential mitigation measures, if necessary.
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
Description of Key Financial Statement Line Items
Revenue
Revenue is recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration we expect to receive in exchange for those goods or services. Our performance obligations are satisfied as work progresses or at a point in time. Revenue is recognized over time based on time and material incurred to date which best portrays the transfer of control to the customer. For our cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer. Contract costs include labor, sub-consultant services, and other direct costs. Revenue from services transferred to customers at a point in time is recognized when control of the promised deliverable transfers to the customer, which is generally upon completion, delivery, or customer acceptance of reports or analyses.
Cost of revenue
Cost of revenue consists primarily of direct labor, sub-consultant services, and other direct costs. Other direct costs include materials and indirect costs, such as supplies, tools, facility costs, and depreciation of equipment related to our services as well as travel, per diem, and lodging costs. Labor costs are recognized as labor hours are incurred in delivering services.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of certain indirect costs of providing our services, employee compensation, information systems and technology costs, share-based compensation, depreciation, amortization of intangibles, and facility related expenses.
Results of Operations
The comparability of our operating results for the three and nine months ended September 30, 2025 (Successor) and September 30, 2024 was impacted by the Acuren Acquisition. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the Acuren Acquisition to the extent they remain ascertainable.

The following table summarize our results of operations for the periods indicated:

	Successor		Predecessor
	Three Months Ended September 30, 2025	July 30 through September 30, 2024	July 1 through July 29, 2024
Revenue	$473,888	$201,485	$101,512
Cost of revenue	321,161	152,281	75,994
Gross profit	152,727	49,204	25,518
Selling, general and administrative expenses	140,485	103,835	18,645
Transaction costs	18,755	24,554	5,204
Income (loss) from operations	(6,513)	(79,185)	1,669
Interest expense, net	26,521	13,336	5,828
Loss on extinguishment of debt	—	—	9,073
Other income, net	(2,585)	(600)	(294)
Loss before income tax benefit	(30,449)	(91,921)	(12,938)
Income tax benefit	(16,559)	(2,097)	(3,956)
Net loss	$(13,890)	$(89,824)	$(8,982)

Comparison of the three months ended September 30, 2025 (Successor) to the three months ended September 30, 2024
Revenues
Revenues were $473.9 million for the three months ended September 30, 2025 (Successor), an increase of $170.9 million, or 56%, compared to $101.5 million during the period ended July 1, 2024 to July 29, 2024 (Predecessor) and $201.5 million during the period ended July 30, 2024 to September 30, 2024 (Successor). The increase in revenues was primarily driven by incremental revenues of $180.7 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, revenues decreased by $9.8 million due to lower project and construction activity, which was partially offset by increased run-and-maintain and call-out work. The decrease primarily reflected the timing of customer outages, turnarounds and LNG construction projects, as well as continued headwinds in the chemicals end market from lower turnaround activity and structural oversupply.
Cost of revenues
Cost of revenues were $321.2 million for the three months ended September 30, 2025 (Successor), an increase of $92.9 million, or 41%, compared to $76.0 million during the period ended July 1, 2024 to July 29, 2024 (Predecessor) and $152.3 million during the period ended July 30, 2024 to September 30, 2024 (Successor). The increase was primarily driven by incremental cost of revenues of $94.9 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, cost of revenues decreased $2.0 million which was primarily driven by lower revenues.
Gross profit
The following table presents gross profit and gross profit margin, defined as gross profit as a percentage of revenue, for the three months ended September 30, 2025 (Successor) and September 30, 2024:

	Successor		Predecessor
	Three Months Ended September 30, 2025	July 30 through September 30, 2024	July 1 through July 29, 2024
Revenue	$473,888	$201,485	$101,512
Gross profit	$152,727	$49,204	$25,518
Gross profit margin	32%	24%	25%

Gross profit was $152.7 million for the three months ended September 30, 2025 (Successor), an increase of $78.0 million, or 104%, compared to $25.5 million during the period ended July 1, 2024 to July 29, 2024 (Predecessor) and $49.2 million during the period ended July 30, 2024 to September 30, 2024 (Successor). Gross profit margin was 32.2% for the three months ended September 30, 2025 (Successor) compared to 25.1% during the period ended July 1, 2024 to July 29, 2024 (Predecessor) and 24.4% during the period ended July 30, 2024 to September 30, 2024 (Successor). The increase in gross profit and gross profit margin was primarily driven by the NV5 Acquisition. The NV5 Acquisition contributed $85.8 million of gross profit and 47.0% gross profit margin. NV5’s engineering and geospatial services have higher gross profit than the TIC Solutions legacy services. Excluding the NV5 Acquisition, gross profit decreased $7.8 million and gross profit margin decreased 177 basis points compared to the prior-year period. The decrease was primarily due to a lower proportion of higher-margin turnaround, outage and LNG project activity relative to the prior-year period.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A expenses”) and SG&A expenses as a percentage of revenue for the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor):

	Successor		Predecessor
	Three Months Ended September 30, 2025	July 30 through September 30, 2024	July 1 through July 29, 2024
SG&A expenses	$140,485	$103,835	$18,645
SG&A expenses as a percentage of revenue (%)	30%	52%	18%
SG&A expenses were $140.5 million for the three months ended September 30, 2025 (Successor), an increase of $18.0 million, or 15%, compared to $18.6 million during the period ended July 1, 2024 to July 29, 2024 (Predecessor) and $103.8 million during the period ended July 30, 2024 to September 30, 2024 (Successor). The increase in SG&A expense was primarily driven by incremental expenses of $76.4 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, SG&A expenses decreased $58.4 million. The decrease was primarily driven by a $56.1 million decrease in stock-based compensation expense.
Transaction costs
Transaction costs were $18.8 million for the three months ended September 30, 2025 (Successor), a decrease of $11.0 million, or 37%, compared to $5.2 million during the period ended July 1, 2024 to July 29, 2024 (Predecessor) and $24.6 million during the period ended July 30, 2024 to September 30, 2024 (Successor). The decrease was primarily driven by lower transaction expenses associated with acquisitions.
Depreciation and amortization expense
Total depreciation expense for property and equipment and amortization expense for intangibles were recognized as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2025	July 30 through September 30, 2024	July 1 through July 29, 2024
Depreciation expense included in cost of revenue	$18,203	$11,481	$3,581
Depreciation and amortization expense included in SG&A expenses	32,925	8,950	3,433
Total depreciation and amortization expense	$51,128	$20,431	$7,014
This increase in depreciation and amortization expense of $23.7 million, or 86%, was primarily driven by incremental amortization expense of $17.2 million and depreciation expense of $4.1 million resulting from the NV5 Acquisition.

Interest expense, net
Interest expense, net was $26.5 million for the three months ended September 30, 2025 (Successor), an increase of $7.4 million, or 38%, compared to $5.8 million during the period ended July 1, 2024 to July 29, 2024 (Predecessor) and $13.3 million during the period ended July 30, 2024 to September 30, 2024 (Successor). The increase in interest expense was primarily driven by an increase in our indebtedness as a result of the NV5 Acquisition.
Income taxes
The Company recorded an income tax benefit of $16.6 million for the three months ended September 30, 2025 (Successor) and $4.0 million during the period from July 1, 2024 to July 29, 2024 (Predecessor) and $2.1 million during the period from July 30, 2024 to September 30, 2024 (Successor). The income tax benefit for the three months ended September 30, 2025 (Successor) was primarily driven by the reversal of the valuation allowance of $11.1 million recorded against our interest limitation carryforwards in the second quarter. The income tax benefit during the period from July 1, 2024 to July 29, 2024 (Predecessor) was driven by the net loss recognized in the Predecessor period. See “Note 13. Income Taxes” for further discussion.
Comparison of the nine months ended September 30, 2025 (Successor) to the nine months ended September 30, 2024
The following table summarizes our results of operations for the periods indicated:

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024
Revenue	$1,022,028	$201,485	$633,866
Cost of revenue	751,531	152,281	471,881
Gross profit	270,497	49,204	161,985
Selling, general and administrative expenses	248,179	103,835	121,369
Transaction costs	19,920	24,554	5,204
Income (loss) from operations	2,398	(79,185)	35,412
Interest expense, net	57,979	13,336	39,379
Loss on extinguishment of debt	—	—	9,073
Other income, net	(4,481)	(600)	(580)
Loss before income tax provision (benefit)	(51,100)	(91,921)	(12,460)
Income tax provision (benefit)	(11,184)	(2,097)	3,243
Net loss	$(39,916)	$(89,824)	$(15,703)
Revenues
Revenues were $1.0 billion for the nine months ended September 30, 2025 (Successor), an increase of $186.7 million, or 22%, compared to $633.9 million during the period from January 1, 2024 through July 29, 2024 (Predecessor) and $201.5 million during the period from July 30, 2024 through September 30, 2024 (Successor). The increase in revenues was primarily driven by incremental revenues of $180.7 million resulting from the NV5 Acquisition. Excluding the impact of the NV5 Acquisition, revenues increased $6.0 million reflecting higher run-and-maintain volumes and customer penetration, partially offset by lower project activity due to the timing of customer outages and LNG construction projects, continued softness in the Gulf Coast region, primarily in chemicals end markets, and adverse weather conditions in the U.S. during the first quarter of 2025.
Cost of revenues
Cost of revenues were $751.5 million for the nine months ended September 30, 2025 (Successor), an increase of $127.4 million, or 20%, compared to $471.9 million during period from January 1, 2024 through July 29, 2024 (Predecessor) and $152.3 million during the period from July 30, 2024 through September 30, 2024 (Successor). The increase was primarily driven by incremental cost of revenues of $94.9 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, cost of revenues increased $32.5 million which was primarily driven by increases in depreciation expense of $16.2 million resulting from the step-up in property and equipment from the Acuren Acquisition and an increase in revenues.

Gross profit
The following table presents gross profit and gross profit margin for the nine months ended September 30, 2025 (Successor) and September 30, 2024:

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024
Revenue	$1,022,028	$201,485	$633,866
Gross profit	$270,497	$49,204	$161,985
Gross profit margin	26%	24%	26%
Gross profit was $270.5 million for the nine months ended September 30, 2025 (Successor), a increase of $59.3 million, or 28.1%, compared to $162.0 million during the period from January 1, 2024 through July 29, 2024 (Predecessor) and $49.2 million during the period from July 30, 2024 through September 30, 2024 (Successor). The increase in gross profit and gross profit margin was primarily driven by the NV5 Acquisition. The NV5 Acquisition contributed $85.8 million of gross profit and 47.0% gross profit margin. NV5’s engineering and geospatial services have higher gross profit than the TIC Solutions legacy services. Excluding the NV5 Acquisition, gross profit decreased $26.5 million and gross profit margin decreased 331 basis points. The decreases were primarily driven by certain one-time, higher margin project work that did not recur in 2025, lower turnaround and project volumes compared to the third quarter of 2024, adverse weather events in the first quarter of 2025 and increases in depreciation expense of $16.2 million resulting from the step-up in property and equipment from the Acuren Acquisition.
Selling, general and administrative expenses
The following table presents SG&A expenses and SG&A expenses as a percentage of revenue for the nine months ended September 30, 2025 (Successor) and September 30, 2024:

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024
SG&A expenses	$248,179	$103,835	$121,369
SG&A expenses as a percentage of revenue (%)	24%	52%	19%
SG&A expenses were $248.2 million for the nine months ended September 30, 2025 (Successor), an increase of $23.0 million, or 10%, compared to $121.4 million during the period from January 1, 2024 through July 29, 2024 (Predecessor) and $103.8 million during the period from July 30, 2024 through September 30, 2024 (Successor). The increase in SG&A expense was primarily driven by incremental expenses of $76.4 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, SG&A expenses decreased $53.4 million. The decrease was primarily driven by a $71.4 million decrease in stock-based compensation expense, partially offset by increases of $26.9 million in depreciation and amortization expense resulting from the NV5 Acquisition and the step-up in property and equipment and intangible assets from the Acuren Acquisition.
Transaction costs
Transaction costs were $19.9 million for the nine months ended September 30, 2025 (Successor), a decrease of $9.8 million, or 33%, compared to $5.2 million during the period from January 1, 2024 through July 29, 2024 (Predecessor) and $24.6 million during the period from July 30, 2024 through September 30, 2024 (Successor). The decrease was primarily driven by lower transaction expenses associated with acquisitions.

Depreciation and amortization expense
Total depreciation expense for property and equipment and amortization expense for intangibles were recognized as follows:

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024
Depreciation expense included in cost of revenue	$49,785	$11,481	$22,123
Depreciation and amortization expense included in SG&A expenses	59,457	8,950	23,654
Total depreciation and amortization expense	$109,241	$20,431	$45,777
This increase in depreciation and amortization expense of $43.0 million, or 65%, was primarily driven by incremental depreciation and amortization expense resulting from the NV5 Acquisition and the step-up in property and equipment and intangible assets from the Acuren Acquisition.
Interest expense, net
Interest expense, net was $58.0 million for the nine months ended September 30, 2025 (Successor), an increase of $5.3 million, or 10%, compared to $39.4 million during the period from January 1, 2024 through July 29, 2024 (Predecessor) and $13.3 million during the period from July 30, 2024 through September 30, 2024 (Successor). The increase in interest expense was primarily driven by an increase in our indebtedness as a result of the NV5 Acquisition.
Income taxes
The Company recorded an income tax benefit of $11.2 million for the nine months ended September 30, 2025 (Successor), income tax expense of $3.2 million during the period from January 1, 2024 through July 29, 2024 (Predecessor) and an income tax benefit of $2.1 million during the period from July 30, 2024 through September 30, 2024 (Successor). The income tax benefit for the nine months ended September 30, 2025 (Successor) was primarily driven by the reversal of the valuation allowance of $11.1 million recorded against our interest limitation carryforwards in the second quarter. Income tax expense during the period from January 1, 2024 through July 29, 2024 (Predecessor) was driven by stock compensation expense recorded during the Predecessor period that was not deductible for tax purposes. See “Note 13. Income Taxes” for further discussion.
Operating Segment Results
The following tables set forth summarized financial information about our reportable segments for the Successor and Predecessor periods indicated.
Comparison of the three months ended September 30, 2025 (Successor) to the three months ended September 30, 2024
Revenue

	Successor		Predecessor
	Three Months Ended September 30, 2025	July 30 through September 30, 2024	July 1 through July 29, 2024	Increase (Decrease)	% Change
Inspection and Mitigation	$293,187	$201,779	$102,215	$(10,807)	(4)%
Consulting Engineering	119,583	—	—	119,583	100%
Geospatial	61,118	—	—	61,118	100%
Corporate and eliminations	—	(294)	(703)	997	100%
	$473,888	$201,485	$101,512	$170,891	56%

Cost of revenue

	Successor		Predecessor
	Three Months Ended September 30, 2025	July 30 through September 30, 2024	July 1 through July 29, 2024	Increase (Decrease)	% Change
Inspection and Mitigation	$226,268	$152,575	$76,697	$(3,004)	(1)%
Consulting Engineering	61,746	—	—	61,746	100%
Geospatial	33,147	—	—	33,147	100%
Corporate and eliminations	—	(294)	(703)	997	100%
	$321,161	$152,281	$75,994	$92,886	41%
Gross profit

	Successor		Predecessor
	Three Months Ended September 30, 2025	July 30 through September 30, 2024	July 1 through July 29, 2024	Increase (Decrease)	% Change
Inspection and Mitigation	$66,919	$49,204	$25,518	$(7,803)	(10)%
Consulting Engineering	57,837	—	—	57,837	100%
Geospatial	27,971	—	—	27,971	100%
	$152,727	$49,204	$25,518	$78,005	104%
Inspection and Mitigation
Inspection and Mitigation revenues were $293.2 million for the three months ended September 30, 2025 (Successor), a decrease of $10.8 million, or 4%, compared to $102.2 million during the period from July 1, 2024 to July 29, 2024 (Predecessor) and $201.8 million during the period from July 30, 2024 through September 30, 2024 (Successor). The decrease primarily reflected the timing of customer outages, turnarounds and LNG construction projects, as well as continued headwinds in the chemicals end market from lower turnaround activity and structural oversupply. Increased run-and-maintain and call-out volumes partially offset lower project and construction activity.
Segment gross profit was $66.9 million for the three months ended September 30, 2025 (Successor), a decrease of $7.8 million, or 10.4%, compared to $25.5 million during the period from July 1, 2024 to July 29, 2024 (Predecessor) and $49.2 million during the period from July 30, 2024 through September 30, 2024 (Successor). The decreases were primarily driven by certain one-time, higher margin project work that did not recur in 2025, lower turnaround and project activity compared to the third quarter of 2024, and increases in depreciation expense primarily resulting from the step-up in property and equipment from the Acuren Acquisition.
Consulting Engineering
Consulting Engineering revenue was $119.6 million for the three months ended September 30, 2025 (Successor) due to the NV5 Acquisition and was primarily attributable to growth in data center and infrastructure conformity assessment work as well as real estate due diligence projects. Segment gross profit was $57.8 million for the three months ended September 30, 2025 (Successor).
Geospatial
Geospatial revenue was $61.1 million for the three months ended September 30, 2025 (Successor) due to the NV5 Acquisition. During the period, the Geospatial segment experienced normal course growth in government work primarily related to projects with federal agencies. Segment gross profit was $28.0 million for the three months ended September 30, 2025 (Successor).

Comparison of the nine months ended September 30, 2025 (Successor) to the nine months ended September 30, 2024
Revenue

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024	Increase (Decrease)	% Change
Inspection and Mitigation	$841,327	$201,779	$635,333	$4,215	1%
Consulting Engineering	119,583	—	—	119,583	100%
Geospatial	61,118	—	—	61,118	100%
Corporate and eliminations	—	(294)	(1,467)	1,761	100%
	$1,022,028	$201,485	$633,866	$186,677	22%
Cost of revenue

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024	Increase (Decrease)	% Change
Inspection and Mitigation	$656,638	$152,575	473,348	$30,715	5%
Consulting Engineering	61,746	—	—	61,746	100%
Geospatial	33,147	—	—	33,147	100%
Corporate and eliminations	—	(294)	(1,467)	1,761	100%
	$751,531	$152,281	$471,881	$127,369	20%
Gross profit

	Successor		Predecessor
	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024	Increase (Decrease)	% Change
Inspection and Mitigation	$184,689	$49,204	$161,985	$(26,500)	(13)%
Consulting Engineering	57,837	—	—	57,837	100%
Geospatial	27,971	—	—	27,971	100%
	$270,497	$49,204	$161,985	$59,308	28%
Inspection and Mitigation
Inspection and Mitigation revenue was $841.3 million for the nine months ended September 30, 2025 (Successor), an increase of $4.2 million, or 1%, compared to $635.3 million during the period from January 1, 2024 through July 29, 2024 (Predecessor) and $201.8 million during the period from July 30, 2024 through September 30, 2024 (Successor). Revenue was generally consistent with the prior-year period, reflecting higher run-and-maintain volumes and customer penetration, partially offset by lower project activity due to the timing of customer outages and LNG construction projects, continued softness in the Gulf Coast region, primarily in chemicals end markets, and adverse weather conditions in the U.S. during the first quarter of 2025.
Segment gross profit was $184.7 million for the nine months ended September 30, 2025 (Successor), a decrease of $26.5 million, or 13%, compared to $162.0 million during the period from January 1, 2024 through July 29, 2024 (Predecessor) and $49.2 million during the period from July 30, 2024 through September 30, 2024 (Successor). The decrease was primarily driven by certain one-time, higher margin project work that did not recur in 2025, lower turnaround and project volumes compared to the third quarter of 2024, adverse weather events in the first quarter of 2025, and increases in depreciation expense of $16.2 million resulting from the step-up in property and equipment from the Acuren Acquisition, partially offset by an increase in revenues.

Consulting Engineering
Consulting Engineering revenue was $119.6 million for the nine months ended September 30, 2025 (Successor) due to the NV5 Acquisition and was primarily attributable to growth in data center and infrastructure conformity assessment work as well as real estate due diligence projects. Segment gross profit was $57.8 million for the nine months ended September 30, 2025 (Successor).
Geospatial
Geospatial revenue was $61.1 million for the nine months ended September 30, 2025 (Successor). During the period, the Geospatial segment experienced normal course growth in government work primarily related to projects with federal agencies. Segment gross profit was $28.0 million for the nine months ended September 30, 2025 (Successor).
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
Financing
Successor Period
We have a $775.0 million senior secured 2024 Term Loan and an $875.0 million senior secured 2025 Term Loan under the Term Loan Facility, as well as a $125.0 million five-year senior secured revolving credit facility, of which up to $20.0 million can be used for the issuance of letters of credit. As of September 30, 2025 (Successor), we had $1.6 billion of indebtedness outstanding under the Term Loans and no amounts outstanding under the Revolving Credit Facility. For discussion of the First Amendment to our Credit Agreement, and the Second Amendment, see “Note 11. Long-Term Debt” of the notes to our unaudited condensed consolidated financial statements.
For discussion of the covenants contained in the Credit Agreement governing our Revolving Credit Facility, see “Note 11. Long-Term Debt” of the notes to our unaudited condensed consolidated financial statements. As of September 30, 2025 (Successor), we were in compliance with these covenants.
Predecessor Period
ASP Acuren entered into a credit agreement on December 20, 2019, as amended (the “2019 Credit Agreement”) that provided for a term loan and a revolving credit facility of $715.0 million and $75.0 million, respectively. In connection with the Acuren Acquisition on July 30, 2024, the 2019 Credit Agreement was repaid in full.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Successor		Predecessor
Cash flows provided by (used in):	Nine Months Ended September 30, 2025	July 30 through September 30, 2024	January 1 through July 29, 2024
Operating activities	$45,330	$(18,064)	$20,439
Investing activities	(856,445)	(1,830,578)	(57,985)
Financing activities	833,867	1,418,660	7,818
Effect of exchange rate on cash	2,546	5,507	(7,877)
Net change in cash and cash equivalents	$25,298	$(424,475)	$(37,605)

Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2025 (Successor) was $45.3 million, an increase of $43.0 million compared to cash provided by operating activities of $20.4 million during the period from January 1, 2024 through July 29, 2024 (Predecessor) and cash used by operating activities of $18.1 million during the period from July 30, 2024 through September 30, 2024 (Successor). The increase was a result of increases in our net income adjusted for noncash items primarily driven by increased revenues partially offset by changes in our working capital. The changes in our working capital that contributed to increased cash flows from operations were primarily a result of decreases in accounts receivable of $31.8 million, partially offset by increases in contract assets of $21.7 million due to timing of project billing cycles.
Investing activities
For the nine months ended September 30, 2025 (Successor), net cash used in investing activities was $856.4 million, a decrease of $1.0 billion compared to net cash used in investing activities of $58.0 million during the period ended January 1, 2024 to July 29, 2024 (Predecessor) and $1.8 billion during the period ended July 30, 2024 to September 30, 2024 (Successor). The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $1.0 billion.
Financing activities
For the nine months ended September 30, 2025 (Successor), net cash provided by financing activities was $833.9 million, a decrease of $592.6 million compared to net cash provided by financing activities of $7.8 million during the period ended January 1, 2024 to July 29, 2024 (Predecessor) and $1.4 billion during the period ended July 30, 2024 to September 30, 2024 (Successor). The decrease in cash provided by financing activities was primarily a result of a decrease in cash proceeds from the issuance of common shares and exercise of warrants of $666.6 million, partially offset by an increase in proceeds from long-term borrowings of $70.0 million.
Effect of exchange rate changes
For the nine months ended September 30, 2025 (Successor), during the period from January 1, 2024 through July 29, 2024 (Predecessor) and July 30, 2024 through September 30, 2024 (Successor), the effect of foreign exchange rate changes on cash was $2.5 million, $7.9 million and $5.5 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in the U.S. Dollar exchange rate against the Canadian Dollar.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2025 (Successor) or during the period ended January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to September 30, 2024 (Successor), we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recently Issued Accounting Pronouncements
See “Note 1. Basis of Presentation and Significant Accounting Policies” of the notes to our unaudited condensed consolidated financial statements for disclosures regarding recently issued accounting pronouncements and the critical accounting policies related to our business.
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2024 Annual Report, except for the changes discussed in Note 1. Basis of Presentation and Significant Accounting Policies of the Notes to the Consolidated Financial Statements.
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
Based on this assessment, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses previously disclosed in our 2024 Annual Report.
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

Management’s Plans to Remediate the Material Weaknesses
Management is in the process of implementing its remediation plans for the material weaknesses that have been identified. The Company is implementing enhancements to its internal controls to remediate the identified material weaknesses in its internal control over financial reporting. We are committed to maintaining a strong control environment and will continue to monitor the effectiveness of these efforts, adjusting as necessary.
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
•Completed a financial statement risk assessment and documented business processes and internal controls deemed critical to financial reporting;
•Developed and begun implementing enhanced policies and procedures for journal entries, account reconciliations, and other core accounting processes;
•Began assessing the design and operating effectiveness of internal controls over financial reporting;
•Initiated remediation of segregation of duties conflicts and improvements to user access protocols; and
•Implemented monitoring controls over key information systems and applications relevant to financial reporting.
In addition, the Company plans to continue hiring qualified accounting, finance and IT personnel with the necessary skills and expertise to support ongoing remediation and sustain a strong control environment.
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
Changes in Internal Control Over Financial Reporting
Other than the changes described above, there have not been any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the filing of this report, we continue to implement the changes and remediation plans described above.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on legal proceedings, see “Note 15. Commitments and Contingencies” included in this Quarterly Report.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. Other than as disclosed below, there have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K other than those disclosed in Part II, Item 1A, “Risk Factors” in our Form 10-Q for the quarter ended June 30, 2025, as it relates to the NV5 Acquisition.
A delay in the completion of the budget process of the U.S. and state governments could delay procurement of our services and have a material adverse effect on our future revenue.
We provide services to the U.S. government as well as entities funded directly and indirectly by the U.S. government. The U.S. government’s inability to agree on a long-term budget and deficit reduction plan has resulted, and may again in the future result, in a continuing resolution or shutdown. In addition, federal government employees recently have been subject to termination in connection with cost reduction efforts. If a prolonged government continuing resolution, shutdown or significant reduction in force of federal government employees continues, government agencies may delay or forgo the procurement of services, which could have a material adverse effect on our business and future revenue.
In addition, the state of California has historically been and is a key geographic region for a portion of our business. The timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(b) 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(d) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 14, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2025).
10.1	Second Amendment to Credit Agreement, dated August 4, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2025).
10.2
TIC Solutions, Inc. (f/k/a Acuren Corporation) 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 effective March 27, 2025 (File No. 333-286171)).

10.3	Separation Agreement Between Rockwood Canada Shared Services Inc. and Fiona Sutherland (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 10, 2025).
31.1*	Certification by Talman Pizzey, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Kristin Schultes, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Talman Pizzey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Kristin Schultes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIC Solutions, Inc.

November 12, 2025	/s/ Talman Pizzey
Talman Pizzey
Chief Executive Officer and Director
(duly authorized officer)

November 12, 2025	/s/ Kristin Schultes
Kristin Schultes
Chief Financial Officer
(principal financial officer)