Form 10-K
period 2025-12-31
TIC Solutions, Inc.
filed 2026-03-12
CIK 2032966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-42524
TIC Solutions, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	66-1076867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Park Road, Suite 350, Hollywood, Florida	33021
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (954) 495-2112
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TIC	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last business day of the registrant’s most recently completed second fiscal quarter was approximately $583.2 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the Registrant’s common stock outstanding as of March 6, 2026 was 221,153,392.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2026 definitive proxy statement for the Registrant’s 2026 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report contains “forward-looking statements.” These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect,” “anticipate,” “project,” “will,” “should,” “believe,” “intend,” “plan,” “estimate,” “potential,” “target,” “would,” and similar expressions, although not all forward-looking statements contain these identifying terms.
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
These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in Item 1A. Risk Factors of this Annual Report on Form 10-K (“Annual Report”). In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the risk factors summarized below.
The factors identified in Item 1A. Risk Factors are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have a material adverse effect on us. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements speak only as of the date of this Annual Report. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as required by applicable law.
As used in this Annual Report, the terms “we,” “us,” “our,” and the “Company” refer to TIC Solutions, Inc., a Delaware corporation headquartered in Hollywood, Florida, and its wholly-owned subsidiaries. The term “TIC Solutions” refers to TIC Solutions, Inc.
ii

PART I
Item 1. Business.
Overview
We are a leading provider of tech-enabled Testing, Inspection, Certification and Compliance (TICC), engineering, and geospatial services. We provide mission-critical services that are essential to the safety, reliability, and efficiency of industrial assets, buildings, and public infrastructure. Our services are often non-discretionary and are driven by regulatory requirements, customer risk management policies, and the need to extend the useful life of critical assets. We operate primarily in North America and serve both private and public-sector clients. Our private-sector clients span industrial, infrastructure, construction, and commercial real estate end markets. Our public-sector clients include federal, state, and municipal agencies, public utilities, transportation authorities, and environmental regulators. Within industrial markets, our services address energy processing and refining, pipeline and midstream infrastructure, chemicals and industrial processing, manufacturing and industrial services, power generation and utilities, and companies in aerospace, automotive, renewable energy, pulp and paper, and mining. We provide these compliance-driven services and focus on the recurring maintenance and operational needs of our customers. On August 4, 2025 (the “NV5 Closing Date”), we completed our acquisition of NV5 Global, Inc. (“NV5”), an engineering and geospatial services company (the “NV5 Acquisition”), and on October 10, 2025, we changed our name from Acuren Corporation to TIC Solutions, Inc.
We operate our business across three operating segments: (i) Inspection and Mitigation, (ii) Consulting Engineering, and (iii) Geospatial.
Our Inspection and Mitigation services include Nondestructive Testing (“NDT”) and Rope Access Technician (“RAT”) solutions. NDT involves the inspection and evaluation of industrial equipment through various technology-enabled methods to ensure asset integrity, prevent costly outages, failures, and accidents, and meet regulatory requirements without damaging the equipment being tested. NDT techniques include radiography, ultrasonic testing, magnetic particle inspection, penetrant testing, and visual inspection. In addition, our RAT solutions provide safe and efficient access to areas that are otherwise difficult to reach without traditional scaffolding. RAT solutions extend beyond inspection to include industrial trades such as insulation, coatings and blasting, welding, pipe fitting, hoisting and rigging, and electrical work. These RAT solutions often offer cost or scheduling advantages to the customer and can be delivered without compromising safety or quality.
Our Consulting Engineering services include engineering design, conformity assessment, infrastructure engineering, building and technology design, environmental consulting, and materials engineering and testing. We provide engineering and consulting solutions to private and public-sector clients to support the design, operation, and maintenance of essential infrastructure and facilities. These services cover transportation systems, utilities, water and environmental infrastructure, as well as data centers, building systems, clean energy conversion, and fire protection. We also maintain in-house laboratory capabilities that support destructive testing and advanced materials engineering. Our engineers and scientists perform failure investigation, material selection, corrosion and welding engineering, fracture mechanics, destructive testing, and chemical analysis. These services are delivered by highly specialized materials engineers and consulting teams who support clients throughout the asset life cycle, from design and commissioning through maintenance, fitness-for-service evaluations, and life-extension planning.
Our Geospatial services provide data collection, data analytics, and software solutions that support asset management and infrastructure planning. We collect and analyze geospatial data through technologies such as LiDAR, imaging, remote sensing, and unmanned aerial systems. These capabilities allow us to deliver high-resolution mapping, vegetation management, shoreline and floodplain monitoring, and utility asset inspection. We also provide subscription-based geospatial software and analytic tools that enable customers to manage infrastructure assets, natural resources, and environmental risks. These offerings support long-term monitoring and decision-making for utilities, transportation systems, defense and intelligence agencies, and environmental authorities. In addition, we integrate geospatial data with our industrial inspection services, including drone-enabled nondestructive testing and aerial inspection programs. This combined capability enhances the detection and assessment of potential issues in energy, industrial, and infrastructure assets, and provides customers with integrated insights to support both operational reliability and regulatory compliance.
We are headquartered in Hollywood, Florida and operate primarily in the United States and Canada, with additional operations in select international markets, including Europe, Asia, and the Middle East.

We generate significant recurring revenue and repeat business from a diversified base of long-standing clients across a variety of end markets. We believe the essential and compliance-driven nature of our services contributes to our ability to generate stable and predictable cash flows. Organic growth is supported as assets and infrastructure age, requiring additional investment to ensure compliance and safe operation. Our engineers and technicians play an important role across the asset life cycle, including in the life extension of industrial assets. Our contractual arrangements and master service agreements generally have terms ranging from a few days to five years. Our customers enter into contracts with us with pricing terms that are either on a mix of time-and-materials, cost-plus, fixed-price, or unit-rate basis, with the majority of work performed under multi-year agreements or recurring customer relationships.
Industry
Inspection and Mitigation
Asset integrity plays a crucial role in assuring the protection and reliability of critical infrastructure. As an asset integrity solutions provider, we help customers detect, assess, and mitigate damages such as corrosion, cracks, leaks, manufacturing flaws, and other conditions that could lead to equipment failure and disruption to operations. Demand for inspection and mitigation services is largely nondiscretionary and driven by regulatory requirements, customer risk management policies, and the aging of industrial assets. For instance, refineries, chemical plants, pipelines, and power facilities require frequent inspection and maintenance to ensure compliance and to manage operational and safety risks. Many customers are increasingly outsourcing these activities to specialized third-party providers due to the technical expertise required and constraints on in-house skilled labor. Our inspection and mitigation services also include support from consulting engineers with in-lab destructive testing capabilities.
NDT allows for the detection of defects without compromising the structural integrity of the materials or equipment being inspected. Traditionally, the supply of NDT services has been provided by many relatively small vendors that offer a narrow array of services in a more localized geographic region. Customers are increasingly consolidating their spending on NDT services with larger service providers capable of delivering integrated inspection, rope access, and mitigation solutions at scale.
Due to these trends, providers with integrated solutions, scalable operations, skilled personnel, and a global footprint are expected to have a distinct competitive advantage. Scale also allows resource sharing across locations to serve customers more efficiently and optimize workforce utilization.
Consulting Engineering
Consulting engineering services support the planning, design, commissioning, and long-term operation of infrastructure and building systems. Demand is driven by regulatory compliance requirements, sustainability initiatives, and the need to extend the useful life of aging assets. The market includes transportation, utilities, water resources, environmental infrastructure, data centers, clean energy facilities, and commercial and institutional buildings.
The industry has historically been fragmented, with many smaller or specialized firms serving local markets. Customers, particularly public-sector agencies, are increasingly seeking providers with the scale to deliver multidisciplinary expertise and manage large and complex projects. A large portion of this segment revenue is derived from public and quasi-public sector clients, with additional demand from utilities, energy companies, real estate developers, and other private-sector customers.
Services in this market include engineering design, conformity assessment, environmental consulting, and building systems design. Materials engineering and laboratory testing, including destructive testing, failure analysis, corrosion and welding engineering, and chemical analysis, have historically been offered by TIC Solutions and represent an established component of the market. Providers with both field and laboratory capabilities are positioned to serve client needs across the asset life cycle, from design and commissioning through maintenance and life-extension planning.
Geospatial
The geospatial services market provides data collection, analytics, and software solutions that support infrastructure planning, environmental monitoring, and asset management. Customers use technologies such as LiDAR, aerial imagery, remote sensing, and unmanned aerial systems to monitor coastal areas, floodplains, vegetation, utility corridors, and natural resources.

Public-sector clients account for a significant share of demand. Private utilities and transportation operators also represent important customer groups. Geospatial revenue is generated from a combination of software subscriptions and project-based services. While subscription revenue provides recurring revenue streams, the majority of project-based work is performed for long-standing clients and is typically repeat in nature. This mix supports recurring engagement across utilities, transportation, defense, and government agencies.
The market has historically been fragmented. Providers with scale, technical expertise, and proprietary software and analytics are positioned to maintain a competitive advantage in serving long-term private and public-sector clients
Key Industry Trends
We believe that the following represent key trends affecting our inspection, engineering, and geospatial markets and that the aggregate market available to us will continue to grow as these macro-market trends continue to develop:
Digital Transformation of Asset and Infrastructure Management. Plants in the industrial space and public infrastructure operators are increasingly replacing traditional, paper-based programs with digitized solutions. The rise of big data intelligence, geospatial analytics, and integrated data platforms provides customers with actionable insights from inspection, engineering, and geospatial data. The growing digitization of asset integrity information provides opportunities for contractors with a wide range of expertise to provide customers with analytical solutions to support safety, compliance, and efficient asset management.
Extending the Useful Life of Aging Infrastructure. Due to the prohibitive costs and challenges of building new infrastructure, many companies and public authorities are choosing to extend the useful life of existing assets, resulting in increased utilization of existing infrastructure in our target markets. Because aging infrastructure requires more frequent inspection and maintenance relative to new infrastructure, companies and public authorities continue to utilize inspection, engineering, and geospatial service providers to ensure their aging infrastructure assets continue to operate effectively. We provide an essential service in the entire life cycle of an asset with increasing attention and importance in life extension solutions.
Outsourcing of Non-Core Activities and Technical Resource Constraints. Due to the increasing sophistication and automation of NDT programs, increasing governmental regulation and a decreasing supply of skilled professionals, companies are increasingly outsourcing inspection, engineering, and geospatial services to third-party providers with advanced solution portfolios, engineering expertise and trained workforces. Many of these field service technicians exhibit specialized skills so customers rely on service providers that can supply the right mix of craft and expertise where and when needed.
Increasing Use of Advanced Materials. Customers in various target markets, such as aerospace and defense, are increasingly utilizing advanced materials, such as composites and other unique technologies in their assets. These materials often cannot be tested using traditional NDT techniques. We believe that demand for more advanced testing, laboratory analysis, and engineering assessment solutions will increase as the utilization of these advanced materials increases during the design, manufacturing, operating and quality control phases of production. Newer industries, such as wind power, use materials that do not have a long history of proven resilience with a higher instance of early life failure or systemic flaws which require additional inspections.
Meeting Safety Regulations. Owners and operators of industrial facilities face strict government regulations and more stringent process safety enforcement standards. Failure to meet these standards can result in significant financial liabilities, increased scrutiny by government and industry regulators, higher insurance premiums and tarnished corporate brand value. As a result, these owners and operators are seeking highly reliable service providers with a track record of assisting customers in meeting increasingly stringent regulations. Our customers require support in devising mechanical integrity programs that meet regulatory compliance standards and enable enhanced safety and uptime at their facilities.
Infrastructure Regulation and Investment. Expanded pipeline integrity regulations and increased infrastructure investment programs are expected to drive long-term demand for inspection, engineering, and geospatial services. These regulations require inspection and integrity data records throughout a pipeline’s lifetime to be reliable, traceable, verifiable, and complete, increasing the demand for integrated inspection, engineering, monitoring, and data management and analysis solutions. Federal, state, and municipal funding for transportation, water, and energy infrastructure projects is also expected to support demand for engineering and geospatial monitoring.
Public-Sector Investment. A portion of infrastructure and geospatial services is funded, directly or indirectly, by federal, state, and municipal governments. Public-sector investment programs and permitting requirements provide stability and visibility in demand for engineering and geospatial services, particularly in transportation, utilities, and environmental markets.

Competitive Strengths
We believe the following competitive strengths contribute to our position as a leading provider of TICC, engineering, and geospatial services and will allow us to capitalize on growth opportunities in the industries we serve:
Comprehensive and Integrated Service Offering. We believe we have one of the most comprehensive service offerings in the asset integrity, engineering, and geospatial markets. Our portfolio spans nondestructive testing, rope access and mitigation services, destructive laboratory testing, engineering design and consulting, environmental and building systems engineering, and geospatial analytics. This breadth allows us to serve customers across the full life cycle of industrial and infrastructure assets. Our ability to self-perform inspection and mitigation work without outsourcing repair services provides customers with efficient solutions, shorter turnaround times, and reduced downtime.
Technician Availability and Engineering Expertise Across Markets. We believe that our technicians and engineers provide us with a competitive advantage because of their expertise and industry-specific knowledge. Our technicians consistently deliver quality and timely services, and their industry-specific expertise allows them to support customers with programs tailored to the requirements of their operations. We maintain a deep network of qualified technicians with the ability to embed teams at customer sites and ramp up testing services as needed to meet surge demand during turnarounds. In addition, our engineering teams provide multidisciplinary expertise, including infrastructure design, utility systems, building systems, environmental consulting, and clean energy. Our materials engineers and laboratory specialists support failure investigation, reliability engineering, corrosion and welding engineering, fracture mechanics, and chemical analysis. This combination of a broad technician workforce and engineering capabilities positions us to serve clients across both industrial and public infrastructure markets throughout the design, commissioning, maintenance, and life-extension phases of asset ownership.
Long-Standing Trusted Provider to a Diversified and Growing Customer Base. We have become a trusted partner to a large and growing customer base spanning numerous markets through our proven, decades-long track record of quality and safety. Our customers include some of the largest and most well-recognized firms in the oil and gas, chemicals, power generation and transmission and aerospace and defense industries. We have also built long-term relationships with private-sector clients as well as federal, state, and municipal agencies, and public utilities. By serving as a long-term partner, we gain a deeper understanding of customer needs and technical requirements, which enhances service quality and customer loyalty.
Technology and Innovation. The TICC industry continues to move towards more advanced, automated solutions, requiring service providers to find safer and more cost-efficient inspection and engineering techniques. We believe that we remain ahead of the technological curve by connecting our practical industry expertise with suppliers of equipment and technology and by developing proprietary approaches through our advanced inspectors, engineers, and subject matter experts. Some of the advanced inspection technologies we deploy include drone-enabled inspection, advanced ultrasonics, laser scanning, and other solutions for challenging requirements such as work at heights, high temperatures, complex materials, and unusual geometries. In addition, our geospatial services incorporate LiDAR, aerial imagery, remote sensing, and subscription-based software platforms to provide customers with advanced data analytics and long-term monitoring solutions.
Experienced Management Team. Our management team has a track record of building and leading asset integrity, engineering, and consulting organizations. They are focused on delivering quality services in a safe, timely, and cost-effective manner, and have successfully driven operational growth organically and through acquisitions.
Growth Strategy
By executing the following multi-faceted growth strategy, we believe that we are positioned to maintain and grow our competitive advantage as a provider of inspection, engineering, and geospatial services and achieve significant market expansion.
Increasing Wallet Share. We are focused on deepening relationships within our existing customer base. We believe we have a proven track record of increasing our share of services provided and expect customers to increase their use of our combined inspection, engineering, and geospatial services over time.
Acquisition of New Customers and Sites. We expect to continue to increase our customer and site footprint by securing new business at a rate that outpaces market growth.

Private and Public Sector Expansion. A significant portion of our current revenue is derived from public-sector clients, including federal, state, and municipal governments and public utilities. We plan to continue to focus on these markets, which provide reoccurring, compliance-driven demand. At the same time, we intend to expand our penetration of private-sector markets such as utilities, data centers, industrial facilities, and commercial infrastructure, which we believe represent a significant opportunity for future growth.
Expansion of TICC services. We plan to continue to broaden our TICC service offerings by enhancing our core nondestructive testing (NDT), rope access, and laboratory capabilities and by expanding advanced inspection technologies. In addition, through the NV5 Acquisition we have broadened our services to include infrastructure engineering, building systems, environmental consulting, and geospatial analytics, which provide additional avenues for growth.
Mergers and Acquisitions. Building on our history of successful acquisitions, we plan to continue pursuing merger and acquisition opportunities to facilitate growth. We review a broad range of potential strategic opportunities and typically complete several tuck-in acquisitions each year, generally funded by free cash flow from operations and available borrowings under our credit facilities. We focus on targets that expand our geographic reach, broaden our technical capabilities, or add complementary services, provided they align with our culture of safety and quality. We evaluate potential acquisitions based on expected growth, purchase price, integration feasibility, and scalability of new capabilities through our platform, and organizational capacity to integrate the businesses.
Clients
Our highly diversified, long-tenured client base spans both private and public-sector clients across industrial, infrastructure, utilities, and commercial real estate end markets. Our private-sector clients span industrial, infrastructure, construction, and commercial real estate end markets. Our public-sector clients include federal, state, and municipal agencies, public utilities, transportation authorities, and environmental regulators. Within industrial markets, our services address energy processing and refining, pipeline and midstream infrastructure, chemicals and industrial processing, manufacturing and industrial services, power generation and utilities, and companies in aerospace, automotive, renewable energy, pulp and paper, and mining. Our largest clients are typically served under multi-year master service agreements.
We contract under a mix of time-and-materials, cost-plus, fixed-price, and unit-rate arrangements, with the mix varying by segment. Inspection and Mitigation work is primarily time-and-materials or cost-plus. Consulting Engineering and Geospatial include a higher proportion of fixed-price contracts, which represent the majority of the revenue, with the balance largely time-and-materials, unit-rate work, or software subscriptions. Services are typically performed pursuant to purchase orders issued under written client agreements. While most purchase orders cover a single project or scope of work, some provide for services to be performed on a run-and-maintain basis. Substantially all of our agreements and contracts may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the applicable rates for labor, supplies, and equipment. While many contracts cover specific plants or locations, we also enter into regional or national contracts that cover multiple facilities or geographic areas.
Inspection and Mitigation. Clients in this segment are primarily industrial operators including energy, chemicals, refining, and manufacturing end markets. We provide nondestructive testing, rope access, and field mitigation services to ensure the safety, reliability, and compliance of critical assets. Clients typically engage us under multi-year master service agreements covering inspection, maintenance, and turnaround work.
Consulting Engineering. Clients in this segment include federal, state, and local government agencies, public utilities, industrial facilities, and commercial and institutional building owners. Services include infrastructure and building design, commissioning, permitting, environmental consulting, failure analysis, materials selection and laboratory-based materials testing. These engagements are generally contracted on a project basis and may be structured as time-and-materials, unit-rate, or fixed-price contracts.
Geospatial. Clients in this segment include public-sector entities such as defense and intelligence agencies, civil agencies, and state and local governments, as well as utilities and transportation operators. We provide geospatial data collection, analytics, and software solutions to support asset management, planning, and environmental monitoring. Services are performed under project-based contracts as well as subscription-based software agreements that provide recurring revenue.
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

Intellectual Property
Our success depends, in part, on our ability to protect our proprietary technology, processes, software, data, and data sets and to conduct our business without infringing the proprietary rights of others. We rely on a combination of intellectual property protections, including patents, copyrights, trademarks, trade secrets, and contractual safeguards. We also use employee and third-party confidentiality and non-disclosure agreements to help safeguard sensitive information.
In addition to proprietary nondestructive testing processes and inspection methodologies, we maintain proprietary software and data analytics platforms, including geospatial applications, proprietary algorithms and automated enrichment models, subscription software, and cloud-based data engagement platforms, that support our service delivery. Our trademarks and service marks provide us and our solutions with brand recognition in our markets. We do not consider any single patent, trademark or service mark, software platform, or other intellectual property right material to our financial condition or results of operations. We also maintain an enterprise information security program designed to identify, protect, detect, respond to, and manage cybersecurity risks, including third-party risk management, employee training, and periodic testing.
Seasonality and Cyclicality
Our revenue and results of operations are subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, holidays, and the timing of outages and non-recurring projects. For our inspection and mitigation services, our revenue is lowest at the beginning of the year and during the winter months in North America because of cold, snowy, or wet conditions. Revenue is generally higher during the summer and fall months, due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. In the fourth quarter, revenue may benefit from customers completing projects before the end of the year, although the holiday season and inclement weather can cause delays and reduce activity levels.
Our engineering and geospatial services may also reflect timing related to government budget cycles, permitting, and capital program approvals. Delays in these factors can defer projects into future periods.
Additionally, the industries we serve can be cyclical. Fluctuations in end-user demand within those industries, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large construction and infrastructure projects can create fluctuations in revenue.
Competitive Environment
We operate in industries that are highly competitive and fragmented. There are relatively few barriers to entry in many of the markets in which we operate, and as a result, any organization with adequate financial resources and access to technical expertise could become a competitor. We compete with a number of companies, ranging from small, owner-operated businesses operating in narrow geographic regions to large companies with national scale and significant financial, technical, engineering, and technology resources. In addition, in our geospatial segment, we compete with firms that provide aerial imaging, remote sensing, and software solutions to private and public-sector clients.
We compete based on a variety of factors, including price, service, technical expertise and experience, quality, safety performance, response time and reputation for customer service. A portion of our revenue is derived from agreements with customers and price is often an important factor in the bid process for such work. However, we believe our customers also consider a variety of other factors, including those described above, when selecting a service provider, and we believe that our technical capabilities, broad geographic reach, skilled labor force and engineering and software expertise enable us to be competitive.

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
Internationally, we are also subject to various government laws and regulations (including the Foreign Corrupt Practices Act and similar non-U.S. laws and regulations), export laws and regulations (including International Traffic and Arms Regulations (“ITAR”), Export Administration Regulations (“EAR”), and trade sanctions against embargoed countries to the extent we export technical services, data, products, and equipment outside of the United States), local government regulations, procurement policies and practices, and varying currency, political, and economic risks.
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
Additionally, we contract with various U.S. governmental agencies and entities which requires compliance with laws and regulations relating to the formation, administration and performance of contracts. These laws and regulations contain terms that, among other things:
•require certification and disclosure of all costs or pricing data in connection with various contract negotiations,
•impose procurement regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. government contracts, and
•restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
Human Capital
Employees
Our experienced employees and management teams are our most valuable resources and we are committed to attracting, motivating, and retaining top professionals to service our clients. As of December 31, 2025, we had 12,760 (11,084 permanent and 1,676 temporary) employees of which 7,381 (6,925 permanent and 456 temporary) employees are located in the United States, and 3,947 (2,727 permanent and 1,220 temporary) employees are located in Canada. Of our 12,760 employees, 1,644 employees were represented by unions and were subject to various collective bargaining agreements. Certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future. We consider our employee relations to be good.

Our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where unique employee characteristics and opinions are valued and that provides our employees the opportunities to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise and continue to provide our personnel with personal and professional growth. In addition to salaries, we also provide a 401(k)-retirement plan, healthcare and insurance benefits, health savings accounts, paid time off, and various services and tools to support our employees' health and wellness.
Health, Safety and Training
We believe excellent health and safety performance requires focus, accountability and most importantly deliberate action from management. We have developed safety management systems that include established procedures and policies focused on reducing risk, managing incidents, monitoring and measuring of key performance indicators and a focus on continuous improvement. We believe we have created a safety culture which exceeds industry standards and focuses on the behaviors that keep our employees and the public safe with the belief that all accidents are preventable. We utilize the International Oil and Gas Producers "Life Saving Rules" which are the best-in-class standards for all types of industries. Our safety programs are fully integrated within all operations across our company and meet all applicable government regulations and industry specific standards. Our employees receive a full suite of training tailored to employee needs and the training exceeds industry minimum standards for each type of work.
Properties
We lease our corporate headquarters in Hollywood, Florida, and we own and lease other facilities throughout the United States, Canada, Europe, Asia, and the Middle East where we conduct business. Our facilities include offices, warehouses, storage, maintenance shops, engineering labs and training and educational facilities. We believe that our existing facilities are sufficient for our current needs.
Available Information
Our internet website address is www.tics.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and proxy statements for our Annual Meeting of Stockholders, as soon as reasonably practicable after each such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also makes available at www.sec.gov reports, proxy and information statements and other information filed by issuers with the SEC, such as the Company. Our website is not incorporated by reference into this Annual Report.
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
RISK FACTOR SUMMARY
Below is a summary of the principal factors that may affect our business, financial condition, and results of operations. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC.
Risks Related to Our Business and Industry
•Our revenues are heavily dependent on certain industries.
•Demand for our services is related to global oil and gas supply, economic downturns and other factors which impact our clients’ current and future spending levels.

•We operate in competitive markets, and if we are unable to compete successfully, we could lose market share and revenues and our margins could decline.
•The success of our businesses depends, in part, on our ability to adopt new offerings and increase the functionality of our current offerings, and expand into adjacent and developing service categories.
•Our ongoing investments in new client markets involve significant risks.
•State and other public employee unions could adversely affect our operations.
•Our ability to successfully hire or retain members of a skilled technical workforce.
•Many of the sites at which our employees work are inherently dangerous workplaces.
•Our ability to maintain and renew our contracts with our clients.
•Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.
•Our ability to retain our executive officers or other key personnel.
•Our current directors may allocate their time to other businesses.
•Our ability to execute our business strategy of acquiring companies and making investments that complement our existing businesses or expand into adjacent industries.
•We may be unable to integrate the business of NV5 successfully or realize the anticipated benefits of the acquisition.
•We may experience inflationary pressures in our operating costs and cost overruns on our projects and services.
•Our ability to complete a project in a timely manner, meet required performance standards, or adequately perform on a project.
•Failure of our sub-consultants to satisfy their obligations to us or other parties, or the inability to maintain these relationships, may adversely impact our business operations and financial results.
•We are and may become subject to periodic litigation which may adversely affect our business and financial performance.
•If our clients delay in paying or fail to pay amounts owed to us, our business operations and financial results may be adversely impacted.
•Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.
•Losses under lump-sum contracts may adversely impact our business operations and financial results.
•Growing use of artificial intelligence (“AI”) in our business has challenges that, if not properly managed could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.
•Our business activities may require our employees to travel to and work in countries where there are high security risks, which may result in employee death or injury, repatriation costs or other unforeseen costs.
•If our reports and opinions are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.
•Interruptions in the proper functioning of our information systems, including as a result of cybersecurity incidents, could disrupt operations and cause increases in costs and/or decreases in revenues.
•Our business depends upon the maintenance of our proprietary technologies and information.
•Events such as natural disasters, industrial accidents, epidemics, pandemics, war and acts of terrorism, and adverse weather conditions could disrupt our business or the business of our customers.
Risks Related to Government Contracting
•Disruptions in government funding, including delays in the budget process, or in our relationship with these agencies could adversely affect our business.
•Our inability to win or renew government contracts during regulated procurement processes or preferences granted to certain bidders for which we would not qualify could harm our operations.
•A delay in the completion of the budget process of the U.S. and state governments could delay procurement of our services and have a material adverse effect on our future revenue.
•As a government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits.
•Our revenue and growth prospects may be harmed if we or our employees are unable to obtain government granted eligibility or other qualifications both we and our employees need to perform services for our customers.

Risks Related to Regulation
•Our failure to comply with various U.S. and international regulations—including trade sanctions, export controls (ITAR, EAR), labor laws (FLSA), safety standards (OSHA), environmental, and data privacy requirements—may result in material financial, operational, or legal consequences for the company.
•Demand for our businesses can be materially affected by governmental regulation and changes in resource management or infrastructure industry law and regulations.
•Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.
•If our intellectual property rights are unenforceable or become obsolete, or if new intellectual property rights held by a third party become the only or preferred way to perform services we offer, our competitive position could be adversely impacted.
•Our operations and properties are subject to extensive environmental, health and safety regulations.
•We are subject to privacy and data security/protection laws in the jurisdictions in which we operate and may be exposed to substantial costs and liabilities associated with such laws and regulations.
Risks Related to our Finances and Indebtedness
•The terms of our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities. In addition, our debt level may limit our future financial and operating flexibility.
•We may incur substantial additional indebtedness, which could further exacerbate the risks that we may face going forward.
•If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately and timely, which could harm our business and adversely affect the value of our business.
•We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
Risks Related to our Common Stock
•The market price of our common stock may experience volatility, including as a result of the NV5 Acquisition.
•We may be required to issue additional shares of common stock pursuant to the terms of the Series A Preferred Stock, Public Warrants and Pre-Funded Warrant, which would dilute the holdings of investors.
Risks Related to Our Business and Industry
Our revenues are heavily dependent on certain industries.
Sales of our services are dependent on clients in certain industries, particularly certain industrial sectors such as manufacturing, chemical plants, mining, refinery, oilsands, infrastructure, aerospace and automotive. As we have experienced in the past, and as we expect to occur in the future, downturns characterized by diminished demand in our industries as well as potential changes due to consolidation or changes in client businesses or governmental regulations, could have a material impact on our results of operations, financial position or cash flows. Additionally, certain industries and clients have employees represented by unions and could be subject to temporary work stoppages which could impact our activity level.
In addition, we are dependent on clients in the public and quasi-public sector. The demand for our government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these government programs and upon our ability to obtain contracts and perform well under these programs.

Demand for our services is related to global oil and gas supply, economic downturns and other factors which impact our clients’ current and future spending levels.
Our clients in the oil and gas industries account for a substantial portion of our historical revenues. Global oil and gas supply and demand are impacted by several factors including global economic conditions, geopolitical events and conflicts (such as the ongoing military conflict between Russia and Ukraine, the conflict in the Middle East between Hamas and Israel, tariffs or trade barriers imposed on China, Canada and other countries, and other geopolitical issues impacting global trade), widespread public health crises, epidemics and pandemics, and domestic and global inflationary pressures which may reduce the availability of liquidity and credit and, in many cases, reduce demand for our clients’ products. Disruptions or volatility in these markets could also adversely affect our clients’ decisions to fund ongoing maintenance and capital projects, resulting in contract cancellations or suspensions, delays, repurposing of infrastructure, and infrastructure closures. These factors may also adversely affect our ability to collect payment for work that we have previously performed. Such disruptions have, and could in the future, materially and adversely impact our business, results of operations, financial position, credit capacity or cash flows.
In addition, demand for services from state and local government and private clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing, or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy and therefore, may not recover immediately when the economy improves. If the economy weakens or client spending declines, then our revenue, profits, and overall financial condition may deteriorate. State and local government clients may face budget deficits that prohibit them from funding new or existing projects. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days receivables are outstanding and the potential of increased credit losses on uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected.
We operate in competitive markets, and if we are unable to compete successfully, we could lose market share and revenues and our margins could decline.
Our industry is highly fragmented and intensely competitive. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies. Some of our competitors have low overhead models and could underprice us in certain markets. Our competitors may offer asset integrity solutions at lower or less profitable rates than we do to attempt to gain market share. Smaller niche competitors with small customer bases could be aggressive in their pricing to retain customers. Competition can place downward pressure on our prices and profitability. Our share of the market for our services is characterized by continual technological developments to provide better and more cost-effective services. If we are not able to implement commercially competitive services and products in a timely manner in response to changes in the market, client requirements, competitive pressures, inflationary pressures and technology trends, our business and results of operations could be materially and adversely affected. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and results of operations could be materially and adversely affected.
In addition, contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. The technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. Many of our competitors have achieved greater market penetration in some of the markets in which we compete and have more personnel, technical, marketing, and financial resources or financial flexibility than we do. As a result of the number of competitors in the industry, our clients may select one of our competitors on a project due to competitive pricing or a specific skill set. These competitive forces could force us to make price concessions or otherwise reduce prices for our services. If we are unable to maintain our competitiveness, our market share, revenue, and profits could decline.
The success of our businesses depends, in part, on our ability to adopt new TICC, asset integrity, and engineering solutions, increase the functionality of our current offerings, expand into adjacent and developing service categories and meet the needs and demands of our customers.
The market for TICC, asset integrity, and engineering solutions could be impacted by technological change, uncertain product lifecycles, shifts in customer demands and evolving industry standards and regulations. If we fail to execute effective business strategies or fail to successfully develop and market new services that comply with present or emerging industry regulations and technology standards, our competitive standing and results could suffer. Also, new regulations or technology standards could increase our cost of doing business.

We believe our future success will depend, in part, on our ability to continue to expand our NDT, RAT and Geospatial offerings into existing and new end markets while at the same time exploring potential acquisition opportunities that would enable us to participate in new, competitive and broader TICC, asset integrity, and engineering solutions. Many traditional inspection and engineering services are subject to price competition by our competitors, and our customers are typically sensitive to price. Accordingly, the need to demonstrate our value-added services is becoming more important.
Our ongoing investments in new client markets involve significant risks, could disrupt our current operations, and may not produce the long-term benefits that we expect.
Our ability to compete successfully in new client markets depends on our ability to continue to deliver innovative, relevant and useful services to our clients in a timely manner. As a result, we have invested, and expect to continue to invest, resources in broadening our ability to provide NDT and engineering services to new end-markets and growing our RAT solutions across foundational markets, which is currently not widely used in our client markets. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including encountering new, well-established competitors. We may fail to generate sufficient revenue, operating margin or other value to justify our investments in such new client markets, thereby harming our business, results of operations, financial position and cash flows.
State and other public employee unions, including as a result of our unionized workforce, could adversely affect our operations.
As of December 31, 2025, approximately 12.9% of our employees were covered by collective bargaining agreements. Certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact relationships with our customers and could cause us to lose business and experience a decline in revenues. Our ability to complete future acquisitions also could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may not want to become affiliated with a union-based company. Further, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could negatively affect our business, financial condition, results of operations and cash flows.
In addition, state and other public employee unions have challenged the validity of propositions, legislation, charters, and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design, and construction of public improvements that might otherwise be provided by public employees. These challenges could have the effect of eliminating or severely restricting the ability of municipalities to hire private firms and otherwise require them to use union employees to perform the services. If a state or other public employee union is successful in its challenge, this may result in additional litigation which could affect our ability to compete for contracts.
No assurances can be made that we will be successful in hiring or retaining members of a skilled technical workforce.
We have a skilled technical workforce and an industry recognized technician training program to educate new and existing employees. The competition for these individuals is intense. The failure to retain these individuals, or failure to attract new employees, could adversely affect our ability to perform our obligations on our clients’ projects or maintenance and consequently could negatively impact our ability to meet the demand for our products and services. In addition, we may be forced to increase compensation and other incentives to hire and retain employees.
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
In addition, RAT is a new and innovative method of doing work at heights. This work is inherently dangerous, and the risk of death or serious injury is high. A fatality or series of serious safety incidents could result in litigation, increased regulation, negative publicity, loss of customer contracts or the inability to bid for certain customer contracts. Any of which would have a material adverse impact on our business, results of operations, financial position or cash flows.
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
We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill is the excess of the purchase price over the fair value of the net assets of acquired businesses. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. We may determine in the future that a significant impairment has occurred in the value of our goodwill, unamortized intangible assets or fixed assets, which could require us to write off a portion of our assets and could adversely affect our financial condition or our reported results of operations.
The loss or unavailability of any of our executive officers or other key personnel could have a material adverse effect on our business.
We depend greatly on the efforts of our executive officers and other key employees to manage and exercise leadership over our operations. In addition, as a provider of technology, conformity assessment, and consulting solutions, our business is labor intensive and, therefore, our ability to attract, retain, and expand our senior management, sales personnel, and professional and technical staff is an important factor in our future success. The market for qualified scientists, engineers, and sales personnel is competitive and we may not be able to attract and retain such professionals. It may also be difficult to attract and retain qualified individuals in the timeframe demanded by our clients. Furthermore, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business operations.
We have entered into agreements with our executive officers and other key employees that contain non-compete provisions to mitigate this risk. We are currently litigating to enforce our rights against certain former employees under these agreements, which litigation is time-consuming and expensive and may ultimately be ineffective. Furthermore, the law governing non-compete agreements and other forms of restrictive covenants varies from jurisdiction to jurisdiction and is unenforceable in some jurisdictions in which we operate. Additionally, the FTC issued a final rule on April 23, 2024, to prohibit employers from imposing non-compete clauses on certain classes of workers. The FTC’s rule would require employers to rescind existing non-compete clauses with non-senior executive workers and actively inform their employees that the contracts are no longer in effect. Although the FTC’s rule is facing legal challenges, we may be unable to enforce our non-compete provisions, potentially resulting in negative impacts to our business.

Our current directors may allocate their time to other businesses, leading to potential conflicts of interest in their determination as to how much time to allocate to our affairs.
None of our non-employee directors are required to commit their full time or any specified amount of time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. If the directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to operate the business. In addition, Sir Martin E. Franklin, Mr. Robert A.E. Franklin, Mr. James E. Lillie and certain other individuals affiliated with Mariposa Acquisition IX, LLC, our directors or one or more of their affiliates may provide services to our business. However, there is no formal agreement between us and such entities with respect to the provision of such services or the commitment of any specified amount of time to our business, other than the Consulting Services Agreement with Mariposa Capital, LLC, an affiliate of Sir Martin. We cannot provide any assurance that these conflicts will be resolved in our favor. In addition, although the directors must act in our best interests and owe certain fiduciary duties to us, they are not (or will not be) necessarily obligated under Delaware law to present us with business opportunities.
We cannot confirm that any of our directors will not become involved in one or more other business opportunities that could present conflicts of interest in respect of the time they allocate to our business. In addition, our conflicts of interest procedures may require or allow our directors and officers and certain of their affiliates to present certain acquisition opportunities to other companies before they present them to us.
Our business strategy includes acquiring companies and making investments that complement our existing businesses or expand into adjacent industries. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.
As part of our business strategy, we rely on our ability to successfully acquire other businesses, and integrate acquired businesses into our operations, and our inability to do so could adversely affect our business and results of operations. We expect to continue to analyze and evaluate the acquisition of strategic businesses, product lines or technologies with the potential to strengthen our industry position, enhance our existing offerings or expand into adjacent industries. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful.
Acquisitions and investments may involve significant cash expenditures, incurring debt, operating losses and expenses that could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:
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
We may be unable to integrate the business of NV5 successfully or realize the anticipated benefits of the acquisition. We may also be the subject of litigation as a result of the NV5 acquisition.
The combination of two independent businesses is complex, costly and time consuming, and we will be required to devote significant management attention and resources to integrating the business practices and operations of NV5 into our business. Potential difficulties that we may encounter as part of the integration process include the following:
•the inability to achieve, on a timely basis, or at all, the potential enhanced revenue opportunities and cost savings and other synergies and benefits;

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
•loss of customers, distributors, suppliers, vendors, landlords and other business partners that may not wish to source their needs from a single company; and
•potential unknown liabilities and unforeseen increased expenses or delays.
Any of these issues could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies. The growth and anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and expected synergies within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.
In addition, securities class action lawsuits and derivative lawsuits are often brought against public companies that have completed mergers. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, results of operations and cash flows.
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
If we fail to complete a project in a timely manner, miss a required performance standard, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.
Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients, effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If a project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The performance of projects can be affected by a number of factors including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes, or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.

Failure of our sub-consultants to satisfy their obligations to us or other parties, or the inability to maintain these relationships, may adversely impact our business operations and financial results.
We depend, in part, on sub-consultants in conducting our business. There is a risk that we may have disputes with our sub-consultants arising from, among other things, the quality and timeliness of work performed, client concerns, or failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our sub-consultants fail to deliver on a timely basis the agreed-upon supplies, go out of business, or fail to perform on a project, our ability to fulfill our obligations may be jeopardized and we may be contractually responsible for the work performed. The absence of qualified sub-consultants with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some contracts.
We also rely on relationships with other contractors when we act as their sub-consultants or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce our subcontracts or teaming arrangement relationships with us or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract.
Employee, agent or partner misconduct or our overall failure to comply with laws or regulations may adversely impact our reputation and financial results as well as subject us to criminal and civil enforcement actions.
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with regulations regarding government procurements, the protection of classified information, bribery and other foreign corrupt practices, pricing of labor and other costs in government contracts, lobbying or similar activities, internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees and agents. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.
We are and may become subject to periodic litigation which may adversely affect our business and financial performance.
We are subject to various lawsuits, administrative proceedings and claims that arise in the ordinary course of business. We could be party to class and collective actions, along with other complex legal disputes, which could materially impact our business by requiring, among other things, unanticipated management attention, significant attorney’s fees and settlement spend, or operational adjustments implemented in response to a settlement, court order or to mitigate future exposure. We may have litigation in a variety of matters, some matters may be unpredictable or unanticipated, and the frequency and severity of litigation could increase. Lawsuits are inherently unpredictable and assessing contingencies is highly subjective and requires judgments about future events. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

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
If our clients delay in paying or fail to pay amounts owed to us, our business operations and financial results may be adversely impacted.
Our accounts receivables are a significant asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns, prevailing interest rates, or other events can adversely affect the markets we serve and our clients’ ability to pay, which could reduce our ability to collect amounts due from clients. If our clients delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations, and financial condition.
Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.
The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:
•our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees,
•our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces,
•our ability to manage attrition,
•our need to devote time and resources to training, business development, professional development, and other non-chargeable activities, and
•our ability to match the skill sets of our employees to the needs of the marketplace.
If we over-utilize our workforce, our employees may become disengaged, which will impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.
Our failure to win new contracts and renew existing contracts with private and public sector clients may adversely affect our business operations and financial results.
Our business depends on our ability to win new contracts and renew existing contracts with private and public-sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements, prevailing interest rates, and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should it fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.

Losses under lump-sum contracts may adversely impact our business operations and financial results.
Lump-sum contracts typically require the performance of all the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. A portion of our revenue was recognized under lump-sum contracts. Lump-sum contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum contracts could adversely impact our results of operations.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses.
We have historically entered into, and may in the future enter into, interest rate swap agreements and other interest rate and foreign currency hedging strategies. Our hedging activity will vary in scope based on the level of interest rates and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
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
While our use of AI and machine learning is not significant at this time, the use of AI and machine learning can present risks. AI algorithms may be flawed, and datasets may be insufficient. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions or subject us to lawsuits and regulatory investigations. These deficiencies could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm.
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
We have operations outside of the United States. The majority of our foreign operations utilize the local currency as their functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group and to foreign currency-denominated trade receivables. Unrealized currency translation gains and losses are recorded on the balance sheet upon translation of the foreign operations’ functional currency to the reporting currency. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and the currencies used by our international operations may have an impact on our earnings. We may enter into derivative financial instruments such as forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain third-party sales transactions denominated in non-functional currencies. Currency fluctuations may affect our financial performance in the future, and we cannot predict the impact of future exchange rate fluctuations on our results of operations.

Our business activities may require our employees to travel to and work in countries where there are high security risks, which may result in employee death or injury, repatriation costs or other unforeseen costs.
Certain contracts require that our employees travel to, and work in, high-risk countries that are undergoing political, social and economic upheavals resulting from war, civil unrest, criminal activity, acts of terrorism or public heath crises. As a result, we risk loss of or injury to our employees and may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances. We may choose or be forced to leave a country with little or no warning due to physical security risks.
If our reports and opinions are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.
We issue reports and opinions to clients based on our professional expertise. Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations, and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. In addition, we could be liable to third parties who use or rely upon our reports or opinions even if we are not contractually bound to those third parties.
Interruptions in the proper functioning of our information systems, including in the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.
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
Our operations and those of our customers are susceptible to the occurrence of catastrophic events outside our control, which may include events like epidemics, pandemics and other health crises, severe weather conditions, industrial accidents, and acts of war and terrorism, to name a few. We continue to actively monitor the conflict in the Middle East between Israel and Hamas, and the war between Russia and Ukraine and the sanctions imposed upon Russia in order to assess impacts to our customers and our operations. At this time, we do not believe there is a material impact on our operations, however any future impact of the conflict, and additional sanctions imposed, are uncertain. Any such events could cause a serious business disruption that reduces our customers’ needs or interest in purchasing our asset integrity solutions. In the past, such events have resulted in order cancellations and delays because customer equipment, facilities or operations have been damaged or are not then operational or available. In addition, our results can be adversely impacted by severe winter weather conditions, which can result in lost workdays and temporary closures of customer facilities or outdoor projects. In addition, these events could disrupt commodity prices or financial markets or have other negative macroeconomic impacts which could harm our business.
Risks Related to Government Contracting
We derive a portion of our gross revenues from public and quasi-public governmental agencies, and any disruption in government funding or in our relationship with these agencies could adversely affect our business.
A portion of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. A portion of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. There are several factors that could materially affect our government contracting business, including the following:
•changes in and delays or cancellations of government programs, requirements, or appropriations,
•budget constraints or policy changes delaying or curtailing expenditures related to our services,
•re-competes of government contracts,
•the timing and amount of tax revenue received by federal, state, and local governments, and the overall level of government expenditures,
•curtailment in the use of government contracting firms,
•delays associated with insufficient numbers of government staff to oversee contracts,
•the increasing preference by government agencies for contracting with small and disadvantaged businesses, including the imposition of set percentages of prime and subcontracts for which we would not qualify,
•competing political priorities and changes in the political climate,
•the adoption of new laws or regulations affecting our contracting relationships,
•public sector contracts may be modified, curtailed, or terminated at any time, which could prevent us from recognizing all of our potential revenue and profits from such contracts,
•a dispute with, or improper activity by, any of our subcontractors, and
•general economic or political conditions.
These and other factors could cause government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts, or not to exercise contract options for renewals or extensions. Any of these actions could have a material adverse effect on our revenues or timing of contract payments from these agencies.

Our inability to win or renew government contracts during regulated procurement processes or preferences granted to certain bidders for which we would not qualify could harm our operations and significantly reduce or eliminate our profits.
Government contracts are awarded through a regulated procurement process. The U.S. Federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. The increased competition may require us to make efforts to reduce costs to realize revenue and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. The U.S. Federal government has also increased its use of IDIQs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors. As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments. In addition, even if we are qualified to work on a government contract, we may not be awarded certain contracts because of existing government policies designed to protect small businesses and underrepresented minority contractors. The federal government has in the past announced specific statutory goals regarding awarding prime and subcontracts to small businesses, women-owned small businesses, and small disadvantaged businesses, which may obligate us to involve such businesses as subcontractors with respect to these contracts at lower margins than when if we use our own professionals.
A delay in the completion of the budget process of the U.S. and state governments could delay procurement of our services and have a material adverse effect on our future revenue.
We provide services to the U.S. government. The U.S. government’s inability to agree on a long-term budget and deficit reduction plan has resulted, and may again in the future result, in a government shutdown. In addition, federal government employees recently have been subject to termination in connection with cost reduction efforts. If a prolonged government shutdown or significant reduction in force of federal government employees occurs, government agencies may delay or forgo the procurement of services, which could have a material adverse effect on our business and future revenue.
In addition, the state of California has historically been and is a key geographic region for a portion of our business. The timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.

As a government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits. A violation of any of these laws and regulations or the failure to pass a government audit could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor and could reduce our profits and revenue.
We must comply with and are affected by U.S. Federal, state, local, and foreign laws and regulations relating to the formation, administration, and performance of government contracts. For example, we must comply with defective-pricing clauses found within the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the Services Contract Act, and the U.S. Department of Defense security regulations, as well as many other rules and regulations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. Government agencies routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, such agencies may question our incurred project costs. If such agencies believe we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the agency auditor may recommend to our U.S. government corporate administrative contracting officer that it disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we cannot assure that such government audits will not result in a material disallowance for incurred costs in the future. In addition, government contracts are subject to a variety of other requirements relating to the formation, administration, performance, and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could reduce our profits and revenue significantly.
Our revenue and growth prospects may be harmed if we or our employees are unable to obtain government granted eligibility or other qualifications both we and our employees need to perform services for our customers.
A number of government programs require contractors to have certain kinds of government granted eligibility, such as security clearance credentials. Depending on the project, eligibility can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain the necessary eligibility, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue or profit anticipated from such contract.
Risks Related to Regulation
Our failure to comply with the requirements and regulations of the International Traffic and Arms Regulation (“ITAR”), Export Administration Regulations (“EAR”), and trade sanctions against embargoed countries could have a material effect on our financial condition and results of operations.
We may, from time to time, receive technical data from third parties and/or test commodities subject to the ITAR, EAR, and trade sanctions against embargoed countries to the extent we export technical services, data, product and equipment outside of the U.S. We are required to maintain ITAR and EAR compliant policies and procedures. If we fail to comply with these requirements we could lose our registrations, and face civil or criminal sanctions, including fines, suspension, or debarment of U.S. government contracts which may cause some of our customers to choose a different supplier for the services we provide.

We are, and may become, subject to periodic regulatory proceedings, including U.S. Fair Labor Standards Act (“FLSA”) and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.
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
Changes in resource management or infrastructure industry laws, regulations, and programs could directly or indirectly reduce the demand for our services which could in turn negatively impact our revenues.
Some of our services are directly or indirectly impacted by changes in U.S. Federal, state, local, or foreign laws and regulations pertaining to resource management, infrastructure, and the environment. In addition, growing concerns about climate change may result in the imposition of additional regulations, international protocols, or other restrictions on emissions. Accordingly, such additional laws and regulations or a relaxation or repeal of existing laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenues.
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
Our failure to comply with the regulations of the Occupational Safety and Health Administration (“OSHA”), and other state and local agencies that oversee safety and transportation compliance could reduce our revenue, profitability and liquidity.
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
Our business is subject to operational hazards due to the nature of the services that we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures and weather-related incidents. Certain projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover, increase the costs of our projects or harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially adversely affect our profitability and our financial condition.
We are subject to many laws and regulations in the jurisdictions in which we operate, and changes to such laws and regulations may result in additional costs and impact our operations.
We are committed to upholding the highest standards of corporate governance and legal compliance. We are subject to many laws and regulations in the jurisdictions in which we operate. We are also subject to various laws and regulations that apply specifically to U.S. public companies. These include the rules and regulations of any exchange on which our securities are listed, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the various regulations, standards and guidance put forth by the SEC and other governmental agencies to implement those laws. Compliance with these laws and regulations will increase our legal and financial compliance costs and make some of our activities more difficult, time-consuming or costly. For example, the Exchange Act (as defined below) requires us, among other things, to file annual, quarterly, and current reports with respect to our business and operating results. These additional requirements impose significant additional costs on us and may divert management’s attention and affect our ability to attract and retain qualified executive officers and board members. New laws, rules and regulations, or changes to existing laws or their interpretations, could create added legal and financial costs and uncertainty for us. In addition, our United Kingdom and Canadian operations are subject to laws and regulations that are in some cases different from those of the United Sates, including labor laws such as the U.K. Bribery Act, the Modern Slavery Act and laws and regulations governing information collected from employees, customers and others, specifically the UK General Data Protection Regulation. Our efforts to comply with evolving laws, regulations and reporting standards may increase our general and administrative expenses, divert management time and attention or limit our operational flexibility, all of which could have a material adverse effect on our financial position and results of operations.
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
We are required to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on our financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach or other privacy and information security laws, as well as the negative publicity associated with such a breach, could damage our reputation and adversely impact demand for our services and client relationships.
In the foreign jurisdictions in which we operate, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, the EU GDPR extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location. In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate its business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

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
As of December 31, 2025, we had approximately $1.6 billion of indebtedness outstanding under our Credit Facility (as defined below) and we had finance lease obligations outstanding of $39.1 million. In connection with the NV5 Acquisition, we amended our Credit Facility to (i) include new term loans in an aggregate principal amount of $875.0 million and (ii) increase the aggregate amount of the senior secured revolving credit facility to $125.0 million.
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
The Credit Facility prohibits distributions on, or purchases or redemptions of, securities if any default or event of default is continuing. In addition, the Credit Facility contains various covenants limiting our ability to, among other things, incur indebtedness if certain financial ratios are not maintained, grant liens, engage in transactions with affiliates, enter into sale-leaseback transactions, and sell substantially all of our assets or enter into a merger or consolidation. The Credit Facility also treats a change of control as an event of default and also requires us to maintain a certain debt coverage ratio.

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
Subject to the restrictions in the Credit Facility, we may incur substantial additional indebtedness (including secured indebtedness). Although the Credit Facility contains restrictions on incurring additional indebtedness, these restrictions are subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. A material increase in our level of indebtedness would, among other things, create additional cash requirements in order to support the payment of interest on our outstanding indebtedness and increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure.
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
In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), our management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain, and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.

In addition, accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in GAAP could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls. We cannot predict the effect of future changes to accounting principles, which could have a significant effect on our reported financial results and/or our results of operations, cash flows and liquidity.
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
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2025, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting.
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
As indicated above, we identified material weaknesses in our internal control over financial reporting as:
•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness contributed to the following additional material weaknesses.
•We did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures; further, we did not design and maintain effective controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.

These material weaknesses resulted in the misstatement of our income tax provision (benefit) and deferred tax liabilities and related financial statement disclosures which resulted in the restatement of our financial statements for the predecessor period January 1 through July 29, 2024. These material weaknesses also resulted in immaterial audit adjustments to our current and previously issued annual and interim consolidated financial statements in the following financial statement line items: accounts receivable; prepaid expenses and other current assets; accounts payable; accrued expenses and other current liabilities; deferred tax liabilities; current portion of lease obligations; non-current lease obligations; revenue; cost of revenue; selling, general and administrative expenses; and interest expense. Additionally, these material weaknesses could result in a misstatement of all of the Company’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•We did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain:
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
These IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
Management has developed, and is in the process of implementing, a remediation plan for the material weaknesses that have been identified. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.
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
Risks Related to our Common Stock
The market price of our common stock may experience volatility.
The market price of our commons stock has experienced, and may continue to experience, volatility. The market price of our common stock also may decline if we do not achieve the perceived benefits and expected synergies of the NV5 Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the NV5 Acquisition on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.
The market price of our common stock may be affected by developments directly affecting our business, as well as by developments out of our control or not specific to our business. This may affect the price at which you could sell shares of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors.

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
The Series A Preferred Stock is convertible into shares of common stock on a one-for-one basis at any time at the option of the holder and will be automatically converted into shares of common stock (subject to certain adjustments in certain circumstances either as our directors may determine or otherwise as determined in accordance with the terms of the Series A Preferred Stock) upon the earlier of (i) immediately following the Change of Control Dividend Date (as defined below) and (ii) December 31, 2034. We are obligated to pay a stock dividend on our 1,000,000 outstanding shares of Series A Preferred Stock based on the market price of our common stock if such market price exceeds certain trading price minimums. On December 31, 2025, we declared a stock dividend of 668,347 shares of our common stock with respect to the Series A Preferred Stock, which represented 20% of the appreciation of the average market price per share of our common stock over our initial public offering price of $10.00 multiplied by 121,476,215 (such number being the Preferred Share Dividend Equivalent established in the Company’s Certificate of Incorporation) (the “Annual Dividend Amount”). The dividend price was $10.2829 (calculated based upon the volume weighted average share price over the last 10 trading days of the year ended December 31, 2025) (the “Dividend Price”). In subsequent years, the Annual Dividend Amount will be calculated based on the appreciated Dividend Price, if any, compared to the highest Dividend Price previously used in calculating the Annual Dividend Amount. Such issuance of common stock as stock dividends could have a dilutive impact on, and reduce the value of, the outstanding common stock.
In the event of (i) an acquisition of control by any person or party (or by any group of persons or parties who are acting in concert) whether by merger, consolidation or otherwise or (ii) any sale, lease or exchange of all or substantially all of our property and assets, including its goodwill and its corporate franchises (clauses (i) or (ii) being a “Change of Control”), the holder of the Series A Preferred Stock will be entitled to receive, in the aggregate, a one-time dividend, equal to the Change of Control Dividend Amount (as defined in our certificate of incorporation) payable in common stock.
The precise number of shares of common stock that may be required to be issued pursuant to the terms of the Series A Preferred Stock cannot be ascertained at this time as a result of dividends that may be payable in common stock. The issuance of shares of common stock in connection with the payment of the Annual Dividend Amount or Change of Control Dividend Amount will reduce (by the applicable proportion) the percentage stockholdings of those stockholders holding common stock prior to such issuance. This does not take into account any dilution which may occur as a result of any other issuance of common stock pursuant to the other terms of the Series A Preferred Stock and assumes that there is no adjustment (pursuant to the constitute documents) to the rate at which the Series A Preferred Stock convert into common stock.
The issuance of common stock pursuant to the terms of the Series A Preferred Stock may reduce any net return derived from holding common stock compared to any such net return that might otherwise have been derived had we not issued common stock in connection with the payment of the Annual Dividend Amount or upon the conversion of the Series A Preferred Stock.
We do not currently intend to pay dividends on our common stock, consequently, your ability to achieve a return on your investment will depend on capital appreciation.
We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not intend to declare or pay any dividends on the common stock in the foreseeable future. Moreover, the terms of the Credit Facility (as defined below) may restrict our ability to pay dividends on the common stock, and any additional debt we may incur in the future may include similar restrictions. As a result, you should not rely on an investment in our common stock to provide dividend income. Capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

You may not be able to realize returns on your investment in our securities within a period that you would consider to be reasonable.
Investments in our securities may be relatively illiquid. There may be a limited number of investors and this factor, together with the number of shares of our common stock and warrants outstanding, may contribute both to infrequent trading in our securities and to volatile market price movements. Investors should not expect that they will necessarily be able to realize their investment in our securities within a period that they would regard as reasonable. Accordingly, the common stock and warrants may not be suitable for short-term investment. Even if an active trading market develops, the market price for the shares of common stock may fall below the price at which they were purchased.
We may issue additional series of preferred stock in the future, and the terms of such preferred stock may reduce the value of our existing securities.
Our certificate of incorporation, as amended, authorizes us to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025, we had 1,000,000 shares of Series A Preferred Stock outstanding. We may issue additional shares or series of preferred stock in the future, and the terms of such preferred stock may reduce the value of our common stock, Series A Preferred Stock, Public Warrants and the Pre-Funded Warrant.
Our board of directors is authorized to create and issue one or more additional series of preferred stock, and, with respect to each series, to fix the number of shares constituting the series and the designation of such series, the powers (including voting powers), if any, of the shares of such series and the preferences and relative, participating, optional, special or other rights, if any, and the qualifications, limitations or restrictions, if any, of the shares of such series, in each case without stockholder approval. If we create and issue one or more additional series of preferred stock, it could affect your rights or reduce the value of your investment in our common stock. Our board of directors could, without stockholder approval, issue preferred stock with voting and other rights that could dilute the voting power of our stockholders, and which could have certain anti-takeover effects.
We will be required to issue additional shares of common stock upon the exercise of the Public Warrants and the Pre-Funded Warrant, which may dilute your interests in our common stock.
The terms of the Warrants provide for the issuance of common stock upon any exercise of the warrants. Each Public Warrant entitles the holder to one-fourth of a share of common stock at $11.50 per whole share of common stock (subject to adjustment in accordance with the terms and conditions of the Amended and Restated Warrant Instrument (the “Warrant Instrument”)). The Pre-Funded Warrant, issued in connection with the private placement in October 2025, entitles the holder to up to 3,125,000 shares of common stock at a nominal exercise price of $0.0001 per share. Based on the warrants outstanding as of December 31, 2025, the maximum remaining number of shares of common stock that we may be required to issue pursuant to the terms of the Public Warrants (subject to adjustment in accordance with the terms and conditions of the Warrant Instrument) is 3,738,215 and the maximum remaining number of shares of common stock that we may be required to issue pursuant to the terms of the Pre-Funded Warrant is 3,125,000 (subject to adjustment in accordance with the terms and conditions of the Pre-Funded Warrant). Any exercise of the Public Warrants or Pre-Funded Warrant will result in dilution of the value of a stockholder’s interest in our common stock if the value of a share of common stock exceeds the exercise price payable on the exercise of a warrant at the relevant time.
The potential for the issuance of additional common stock pursuant to the exercise of the warrants could have an adverse effect on the market price of our common stock.
Risks Related to Taxation
Changes in tax law and practice may reduce any net returns for investors.
The tax treatment of our stockholders as well as, any special purpose vehicle that we may establish and any company which we may acquire are all subject to changes in tax laws or practices in the U.S. or any other relevant jurisdiction. Any change may reduce any net return derived by our stockholders from an investment in our common stock.
Our non-U.S. stockholders may be subject to withholding taxes on distributions.
Dividends paid to a non-U.S. stockholder will be treated as U.S. source income and will be subject to U.S. withholding tax at a rate of 30%, subject to reduction in the case of a stockholder who is a qualified resident of a country which has a tax treaty with the U.S. and provides adequate documentation (generally Form W-8BEN or Form W-8BEN-E) evidencing their right to tax treaty benefits.

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
We have made certain assumptions regarding taxation in connection with the structuring of our business. However, if these assumptions are not correct, taxes may be imposed in excess of taxes that were anticipated. This could reduce the amount of post-tax returns. Any change in laws or tax authority practices could also adversely affect any post-tax returns to investors. In addition, we may incur costs in taking steps to mitigate any such adverse effect on the post-tax returns to investors.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
The Audit Committee (“Audit Committee”) of our Board of Directors (the “Board”) has been delegated with the oversight of our risk management program, which includes the identification, assessment and management of material cybersecurity risks. A cybersecurity threat is any potential unauthorized occurrence, on or conducted through, our information systems that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Cybersecurity risk management and strategy
We have implemented a comprehensive cybersecurity risk management program designed to protect confidentiality, integrity, and availability of critical systems and information.
Our cybersecurity program is focused on the following key areas:
•Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: We have established and maintain incident response and recovery plans to timely, consistently, and compliantly address cybersecurity threats that may occur despite our safeguards, and such plans are tested and evaluated on a regular basis.
•Dedicated Staffing: We maintain a Network Operations Center staffed with dedicated IT security, infrastructure, and compliance professionals who oversee risk assessments, security processes, and incident responses.
•Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Outside Consultants: We engage various outside consultants, including contractors, assessors, outside attorneys and other third parties, to among other things:
◦Assist in the design, implementation, and testing of our cybersecurity program, policies and procedures;
◦monitor our networks, servers and endpoints to identify vulnerabilities;
◦perform assessments on our cybersecurity measures, including independent reviews of our information security control environment and operating effectiveness;
◦review and place cyber insurance coverages including access to various third-party vendors to support us, should the need arise;
◦determine and execute mitigation and remediation options and plans; and

◦assist us in ensuring ongoing compliance with applicable legal and regulatory requirements.
•Education and Awareness: We provide ongoing and annual training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
Governance
The Company maintains processes designed to assess, identify, and manage risks arising from cybersecurity threats affecting its information systems and business operations. Responsibility for cybersecurity risk management resides with Company management and IT leadership, which oversee programs intended to prevent, detect, mitigate, and remediate cybersecurity incidents and support timely response and recovery activities.
In connection with the Company’s ongoing post-merger integration activities, cybersecurity risk management processes and information security controls are being aligned across the combined organization to support consistent protection of information systems and business operations
Management maintains policies and procedures addressing incident response, risk monitoring, and management of information security risks on an ongoing basis. The Company engages third-party cybersecurity specialists, as appropriate, to assist in risk assessment, monitoring activities, and incident response support.
The Board of Directors has delegated to the Audit Committee the responsibility for monitoring and overseeing the the Company’s cybersecurity and other information technology risks, controls, strategies and procedures. IT leadership provides the Audit Committee with updates, at least annually, regarding cybersecurity risk exposure, risk management activities, and related developments, and reports material cybersecurity incidents to the Audit Committee as appropriate. The Company is developing an internal audit function that is expected to include periodic evaluation of cybersecurity risks and related internal controls.
Management Oversight
IT leadership oversees the Company’s information technology infrastructure and cybersecurity activities, including coordination with internal personnel and external service providers. Responsibilities include monitoring evolving cybersecurity threats, assessing potential impacts to Company operations, and overseeing implementation of risk mitigation and remediation measures designed to protect Company information systems and data.
Management’s Expertise
Our CIO departed on December 31, 2025. Our VP of IT has over 25 years of industry experience involving information technology, including security, auditing, compliance, systems, and programming. The VP of IT remains continuously informed on emerging cybersecurity threats, industry developments, and evolving risk management techniques, ensuring our ability to prevent, detect, mitigate, and remediate cybersecurity incidents. The VP of IT supervises internal cybersecurity teams and external service providers, assesses and manages material cybersecurity risks, and oversees risk mitigation strategies. With extensive global experience in managing complex information systems and deploying advanced cybersecurity technologies, the VP of IT also holds a recognized certification from a leading cybersecurity training and research institute. Additionally, our CEO and CFO each have over 15 years of experience managing enterprise risks, including cybersecurity threats, either at our Company or in similar organizations. Each executive holds undergraduate and graduate degrees in their respective fields, further reinforcing our commitment to cybersecurity governance at the highest levels.
Risks from Cybersecurity Threats
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.
Item 2. Properties.
We lease our corporate headquarters in Hollywood, Florida, and we own and lease other facilities throughout the United States, Canada, Europe, Asia, and the Middle East where we conduct business. Our facilities include offices, warehouses, storage, maintenance shops, engineering labs and training and educational facilities. We believe that our existing facilities are sufficient for our current needs.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET AND DIVIDEND INFORMATION
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TIC”.
Common Stock
As of March 6, 2026, there were 3,867 holders of record of our common stock. The number of holders of record does not include certain beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
The holder of our Series A Preferred Stock is entitled to receive annual dividends paid in the form of shares of common stock. Refer to “Note 4. Stockholders’ Equity” to our consolidated financial statements.
Public Warrants
As of December 31, 2025, there were 14,952,860 Public Warrants outstanding exercisable for approximately 3,738,215 shares of common stock. The Public Warrants are exercisable in multiples of four-for-one share of our common stock at an exercise price of $11.50 per whole share of common stock. The Public Warrants are listed on the OTCQB under the symbol “TICAW.”
Pre-Funded Warrant
As of December 31, 2025, there was a Pre-Funded Warrant outstanding which was exercisable for 3,125,000 shares of common stock at an exercise price of $0.0001 per share of common stock.
RECENT SALES OF UNREGISTERED SECURITIES
Private Placement and Pre-Funded Warrant
On October 5, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the investor named therein (the “Investor”), for the private placement (the “Private Placement”), of (i) 17,708,333 shares of the Company’s common stock, at $12.00 per share and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 3,125,000 shares of common stock, at $11.9999 per share. The aggregate gross proceeds of the Private Placement were approximately $250.0 million, before deducting placement agent fees and other expenses. The aggregate gross proceeds of the Private Placement were used for general corporate purposes.
The Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, is exercisable and will remain exercisable until exercised in full. The Pre-Funded Warrant is exercisable in cash or by means of a cashless exercise. The Investor may not exercise the Pre-Funded Warrant if the Investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that a holder may increase or decrease such percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. The Private Placement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The Investor acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ASP Acuren Holdings, Inc. (“ASP Acuren”) is our predecessor. The following is a discussion of the results of operations of TIC Solutions, Inc. (formerly Acuren Corporation) (Successor) for the year ended December 31, 2025, compared to the results of operations of ASP Acuren (Predecessor) for the period from January 1, 2024 through July 29, 2024, and of TIC Solutions, Inc. (Successor) for the period from July 30, 2024 through December 31, 2024. This discussion should be read in conjunction with the information contained in the audited TIC Solutions, Inc. consolidated financial statements and the notes related thereto included elsewhere in this Annual Report on Form 10-K.
In this section, “we,” us,” “our” and “Company” refer to TIC Solutions, Inc. (Successor) for the year ended December 31, 2025, and the Successor period from July 30, 2024 through December 31, 2024, and ASP Acuren Holdings, Inc. (Predecessor) for the Predecessor period from January 1, 2024 through July 29, 2024.
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
We operate primarily in North America and serve both private and public-sector clients. Our private-sector clients span industrial, infrastructure, construction, and commercial real estate end markets. Our public-sector clients include federal, state, and municipal agencies, public utilities, transportation authorities, and environmental regulators. Within industrial markets, our services address energy processing and refining, pipeline and midstream infrastructure, chemicals and industrial processing, manufacturing and industrial services, power generation and utilities, and companies in aerospace, automotive, renewable energy, pulp and paper, and mining.
On October 10, 2025, we changed our name from Acuren Corporation to TIC Solutions, Inc.
Recent Developments
NV5 Acquisition
On August 4, 2025 (the “NV5 Closing Date”), we completed the NV5 Acquisition. NV5 is a global provider of infrastructure engineering, building systems, environmental consulting and geospatial analytics to private and public-sector clients in the infrastructure, utility services, construction, real estate, environmental and geospatial markets. Pursuant to the terms of the merger agreement, the aggregate purchase price was approximately $1.7 billion, including the full repayment of NV5’s outstanding debt. The Company paid total consideration consisting of $870.9 million in cash and the issuance of approximately 73.2 million shares of Company common stock.
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
Credit Facilities
On January 31, 2025, we entered into the First Amendment to the Credit Agreement, by and among a wholly-owned subsidiary of the Company as the initial borrower, any other of our subsidiaries from time to time party thereto as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (the “Credit Agreement”), pursuant to which the interest rate margins for the $775.0 million seven-year senior secured term loan (the “Term Loan”) decreased from 2.50% to 1.75% for the base rate and from 3.50% to 2.75% for the secured overnight financing rate (“SOFR”), adjusted for statutory reserves. All other material terms of the Credit Agreement, including the aggregate principal amount, repayment terms, and interest rate applicable on the $75.0 million five-year revolver under a senior secured revolving credit facility available under the Credit Agreement (the “Revolving Credit Facility”) remained the same. See “Liquidity and Capital Resources — Financing” for more information.

On August 4, 2025, in connection with the NV5 Acquisition, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement to: (i) include new term loans in an aggregate principal amount of $875.0 million (the “2025 Term Loans,” and together with the 2024 Term Loans, the “Term Loans”), and (ii) increased the aggregate amount of the Revolving Credit Facility from $75.0 million to $125.0 million. Principal payments on the Term Loans, commenced on September 30, 2025 and are made in quarterly installments on the last day of each fiscal quarter in an amount equal to $4.1 million, subject to adjustments in accordance with the Credit Agreement.
As of December 31, 2025, we had $1.6 billion of principal outstanding under the Term Loans. The interest rate applicable to the Term Loans is, at our option, either: (1) a base rate plus an applicable margin equal to 1.75% or (2) SOFR plus an applicable margin equal to 2.75%. The Term Loans will mature on July 30, 2031.
With respect to the Second Amendment, “Interest expense, net” included in the consolidated statements of operations for the year ended December 31, 2025, includes interest expense, amortization of debt issuance costs and unused commitment fees on the Revolving Credit Facility incurred since the NV5 Closing Date.
Private Placement and Pre-Funded Warrant
On October 5, 2025, we entered into the Purchase Agreement with the Investor, for the Private Placement, of (i) 17,708,333 shares of our common stock, at $12.00 per share and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 3,125,000 shares of common stock, at $11.9999 per share. The aggregate gross proceeds of the Private Placement were approximately $250.0 million, before deducting placement agent fees and other expenses.
The Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The Pre-Funded Warrant is exercisable in cash or by means of a cashless exercise. The Investor may not exercise the Pre-Funded Warrant if the Investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise; provided, however, that a holder may increase or decrease such percentage by giving 61 days’ notice to us, but not to any percentage in excess of 19.99%.
On October 7, 2025, in connection with the Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC for purposes of registering the resale of the shares of common stock issued pursuant to the Purchase Agreement and shares of common stock issuable upon exercise of the Pre-Funded Warrant. The registration statement became effective on October 29, 2025.
Certain Factors and Trends Affecting Our Results of Operations
Summary of Acquisitions
In addition to the NV5 Acquisition and our acquisition of ASP Acuren (the “Acuren Acquisition”), we completed other acquisitions during the periods presented that are immaterial, both individually and in the aggregate, but that also affect the comparability of our results of operations.
Economic, Industry and Market Factors
We may experience increased costs associated with the recent developments around tariffs between the United States, Canada, and other international jurisdictions and will continue to monitor market conditions and respond accordingly. We also have observed some impact from inflationary pressures during 2024 and 2025. Although we look to mitigate the impact of these pressures with a combination of cost management and price initiatives, there can be no guarantee that these initiatives will be successful. There has been no direct effect on our business from the Russian-Ukrainian or the Middle Eastern conflicts, although these conflicts may have an impact on certain end markets, results of operations or liquidity or in other ways which we cannot yet determine.
The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024, and other aspects effective January 1, 2025. The U.S. and other countries continue to discuss how Pillar 2 will apply to U.S. companies. We are continuing to evaluate and monitor the impact of Pillar 2 and the evolving legislative landscape. To date, Pillar 2 has not had a material impact on our effective tax rate or consolidated financial statements.

Segments
Effective August 4, 2025, the Company’s Chief Executive Officer, who is the chief operating decision-maker (“CODM”), re-evaluated the structure of the Company’s internal organization as a result of the NV5 Acquisition. To reflect management’s revised perspective, the Company is now organized into three operating and reportable segments as follows:
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
The Company’s reportable segments are strategic business units that offer different products and services. For additional information regarding our reportable segments, see “Note 19. Segment Reporting” in the notes to the consolidated financial statements in this Annual Report on Form 10-K.
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
Cost of revenue
Cost of revenue consists primarily of direct labor, sub-consultant services, and other direct costs. Other direct costs include materials and costs, such as supplies, tools, facility costs, and depreciation of equipment related to our services as well as travel, per diem, and lodging costs. Labor costs are recognized as labor hours are incurred in delivering services.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of certain indirect costs of providing our services, employee compensation, information systems and technology costs, share-based compensation, depreciation, amortization of intangibles, and facility related expenses.
Results of Operations
The comparability of our operating results for the year ended December 31, 2025 (Successor) and the year ended December 31, 2024 was impacted by the NV5 Acquisition and Acuren Acquisition. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the NV5 Acquisition and Acuren Acquisition to the extent they remain ascertainable.

The following table summarizes our results of operations for the periods indicated.

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Revenue	$1,530,296	$463,527	$633,866	$1,050,057
Cost of revenue	1,080,937	359,848	471,881	810,534
Gross profit	449,359	103,679	161,985	239,523
Selling, general and administrative expenses	440,827	150,306	121,369	185,022
Transaction costs	25,628	35,998	5,204	—
Income (loss) from operations	(17,096)	(82,625)	35,412	54,501
Interest expense, net	87,621	31,061	39,379	60,022
Loss on extinguishment of debt	—	—	9,073	—
Other income, net	(6,545)	(2,978)	(580)	(1,241)
Loss before income tax provision (benefit)	(98,172)	(110,708)	(12,460)	(4,280)
Income tax provision (benefit)	(11,056)	(5,256)	3,243	2,009
Net loss	$(87,116)	$(105,452)	$(15,703)	$(6,289)
Comparison of the year ended December 31, 2025 (Successor) to the year ended December 31, 2024.
Revenues
Revenues were $1.5 billion for the year ended December 31, 2025 (Successor), an increase of $432.9 million, or 39.4%, compared to $633.9 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $463.5 million during the period from July 30, 2024 to December 31, 2024 (Successor). The increase in revenues was primarily driven by incremental revenues of $431.4 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, revenues increased by $1.5 million. The increase was driven primarily by increased run-and-maintain and call-out work, which was offset by lower outage, project and construction activity. Growth driven by new client wins and increased run-and-maintain activity was offset by regional softness concentrated in the U.S. Gulf Coast and end market softness related to our chemicals and LNG customers.
Cost of revenue
Cost of revenues were $1.1 billion for the year ended December 31, 2025 (Successor), an increase of $249.2 million, or 30.0%, compared to $471.9 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $359.8 million during the period from July 30, 2024 to December 31, 2024 (Successor).The increase was primarily driven by incremental cost of revenues of $222.6 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, cost of revenues increased by $26.6 million. The increase was primarily driven by higher labor and overhead costs associated with inflation, wage adjustments, and lower utilization resulting from reduced project and turnaround volumes. These factors were partially offset by operational cost controls and productivity initiatives implemented during the year.
Gross profit
The following table presents gross profit and gross profit margin for the year ended December 31, 2025 (Successor) and for the year ended December 31, 2024.

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Revenue	$1,530,296	$463,527	$633,866	$1,050,057
Gross profit	$449,359	$103,679	$161,985	$239,523
Gross Profit Margin	29.4%	22.4%	25.6%	22.8%

Gross profit was $449.4 million for the year ended December 31, 2025 (Successor), an increase of $183.7 million, or 69.1%, compared to $162.0 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $103.7 million during the period from July 30, 2024 to December 31, 2024 (Successor). The NV5 Acquisition contributed $208.8 million of gross profit and 48.4% gross profit margin. Excluding the NV5 Acquisition, gross profit decreased by $25.1 million. The decrease was primarily driven by lower outage, project and construction activity, which resulted in less efficient deployment of direct field labor and higher direct labor cost per revenue dollar. These impacts were partially offset by increased volumes of call-out work and growth in engineering and laboratory services within the Inspection and Mitigation segment, which generally carry higher gross profit than field-based services such as NDT and industrial rope access.
Selling, general and administrative expenses
The following table presents SG&A expenses and SG&A expenses as a percentage of revenue for the years ended December 31, 2025 (Successor) and for the year ended December 31, 2024.

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
SG&A expenses	$440,827	$150,306	$121,369	$185,022
SG&A expenses as a percentage of revenue (%)	28.8%	32.4%	19.1%	17.6%
SG&A expenses were $440.8 million for the year ended December 31, 2025 (Successor), an increase of $169.2 million, or 62.3%, compared to $121.4 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $150.3 million during the period from July 30, 2024 to December 31, 2024 (Successor). The increase in SG&A expense was primarily driven by incremental expense of $200.8 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, SG&A expenses decreased by $31.6 million. The decrease was primarily driven by a $69.8 million decrease in one-time equity charges and a $20.4 million decrease in one-time predecessor seller-related expenses and share-based compensation expense, partially offset by an increase in depreciation and amortization expenses of $64.4 million resulting from the NV5 Acquisition and the step-up in property and equipment and intangible assets from the Acuren Acquisition.
Transaction costs
Transaction costs were $25.6 million for the year ended December 31, 2025 (Successor), a decrease of $15.6 million, or 37.8%, compared to $5.2 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $36.0 million during the period from July 30, 2024 to December 31, 2024 (Successor). The decrease was primarily driven by lower transaction expenses associated with the NV5 Acquisition and other acquisitions relative to transaction costs incurred in connection with the Admiral Acquisition.

Depreciation and Amortization Expense
Total depreciation expense for property, plant and equipment and amortization expense for intangibles were recognized as follows:

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Depreciation expense included in cost of revenue	$68,238	$25,282	$22,123	$54,504
Depreciation and amortization expense included in SG&A expenses	110,092	22,031	23,654	40,314
Total depreciation and amortization expense	$178,330	$47,313	$45,777	$94,818
The increase in depreciation and amortization expense of $85.2 million, or 91.6%, was primarily driven by incremental depreciation and amortization expense resulting from the NV5 Acquisition and the step-up in property and equipment and intangible assets from the Acuren Acquisition.
Interest expense, net
Interest expense, net was $87.6 million for the year ended December 31, 2025 (Successor), an increase of $17.2 million, or 24.4%, compared to $39.4 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $31.1 million during the period from July 30, 2024 to December 31, 2024 (Successor). The increase in interest expense was primarily driven by an increase in our indebtedness as a result of the NV5 Acquisition.
Loss on extinguishment of debt
The loss on extinguishment of debt of $9.1 million recorded during the period from January 1, 2024 to July 29, 2024 (Predecessor) relates to the extinguishment of Predecessor debt as a result of the Acuren Acquisition.
Income taxes
The Company recorded an income tax benefit of $11.1 million for the year ended December 31, 2025 (Successor), income tax expense of $3.2 million during the period from January 1, 2024 through July 29, 2024 (Predecessor) and an income tax benefit of $5.3 million during the period from July 30, 2024 through December 31, 2024 (Successor).
For comparison of 2024 to 2023, see "Results of Operations - Comparison of the periods from January 1, 2024 to July 29, 2024 (Predecessor) (as restated) and July 30, 2024 to December 31, 2024 (Successor) to the year ended December 31, 2023" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025, which discussion is expressly incorporated herein by reference thereto.

Operating Segment Results
The following tables set forth summarized financial information about our reportable segments for the Successor and Predecessor periods indicated. As a result of the NV5 Acquisition, effective August 4, 2025, the Company is now organized into three operating and reportable segments as follows: Inspection and Mitigation, Consulting Engineering and Geospatial.
Comparison of the year ended December 31, 2025 (Successor) to the year ended December 31, 2024.
Revenue

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Inspection and Mitigation	$1,098,888	$463,527	$633,866	$1,050,057
Consulting Engineering	300,145	—	—	—
Geospatial	131,263	—	—	—
Corporate and eliminations	—	—	—	—
	$1,530,296	$463,527	$633,866	$1,050,057
Cost of revenue

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Inspection and Mitigation	$858,304	$359,848	$471,881	$810,534
Consulting Engineering	157,660	—	—	—
Geospatial	64,973	—	—	—
Corporate and eliminations	—	—	—	—
	$1,080,937	$359,848	$471,881	$810,534
Gross profit

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Inspection and Mitigation	$240,584	$103,679	$161,985	$239,523
Consulting Engineering	142,485	—	—	—
Geospatial	66,290	—	—	—
Corporate and eliminations	—	—	—	—
	$449,359	$103,679	$161,985	$239,523
Inspection and Mitigation
Inspection and Mitigation revenue was $1.1 billion for the year ended December 31, 2025 (Successor), an increase of $1.5 million, or 0.1%, compared to $633.9 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $463.5 million during the period from July 30, 2024 to December 31, 2024 (Successor). The increase was driven primarily by increased run-and-maintain and call-out work, which was offset by lower outage, project and construction activity. Growth driven by new client wins and increased run-and-maintain activity was offset by regional softness concentrated in the U.S. Gulf Coast and end market softness related to our chemicals and LNG customers.

Segment gross profit was $240.6 million for the year ended December 31, 2025 (Successor), a decrease of $25.1 million, or 9.4%, compared to $162.0 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $103.7 million during the period from July 30, 2024 to December 31, 2024 (Successor). The decrease was primarily driven by lower outage, project and construction activity, which resulted in less efficient deployment of direct field labor and higher direct labor cost per revenue dollar. These impacts were partially offset by increased volumes of call-out work and growth in engineering and laboratory services within the Inspection and Mitigation segment, which generally carry higher gross profit than field-based services such as NDT and industrial rope access.
Consulting Engineering
Consulting Engineering revenue was $300.1 million for the year ended December 31, 2025 (Successor) due to the NV5 Acquisition and was primarily attributable to growth in data center and infrastructure conformity assessment work as well as real estate due diligence projects. Segment gross profit was $142.5 million for the year ended December 31, 2025 (Successor).
Geospatial
Geospatial revenue was $131.3 million for the year ended December 31, 2025 (Successor) due to the NV5 Acquisition. During the period, the Geospatial segment experienced normal course growth in government work primarily related to projects with federal agencies. Segment gross profit was $66.3 million for the year ended December 31, 2025 (Successor).
Liquidity and Capital Resources
Overview
Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under its existing revolving credit facility are sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants. The Company’s uses of available cash, borrowing capacity, cash flows from operations and financing arrangements are used to invest in capital expenditures to support its growth, repay debt maturities as they become due, and complete integration activities. The Company’s principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures and debt service, as well as to execute and integrate strategic acquisitions. In addition, we will use available cash, borrowing capacity, and cash flows from operations to fund our operating leases, finance leases, debt repayments and various other obligations as they arise as noted within “Note 12. Long-Term Debt” and “Note 15. Leases.”
Financing
Successor Period
We have a $775.0 million senior secured 2024 Term Loan and an $875.0 million senior secured 2025 Term Loan under our term loan facility under the Credit Agreement, as well as a $125.0 million five-year senior secured revolving credit facility, of which up to $20.0 million can be used for the issuance of letters of credit. As of December 31, 2025 (Successor), we had $1.6 billion of indebtedness outstanding under the Term Loans and no amounts outstanding under the Revolving Credit Facility. For discussion of the First Amendment to our Credit Agreement, and the Second Amendment, see “Note 12. Long-Term Debt” of the notes to our consolidated financial statements.
For discussion of the covenants contained in the Credit Agreement governing our Term Loans and Revolving Credit Facility, see “Note 12. Long-Term Debt” of the notes to our consolidated financial statements. As of December 31, 2025 (Successor), we were in compliance with these covenants.
Predecessor Period
ASP Acuren entered into a credit agreement on December 20, 2019, as amended (the “2019 ASP Acuren Credit Agreement”) that provided for a term loan and a revolving credit facility of $715.0 million and $75.0 million, respectively. In connection with the Acuren Acquisition on July 30, 2024, the 2019 ASP Acuren Credit Agreement was repaid in full.

Cash Flows
The following table summarizes net cash flows with respect to the Company’s operating, investing, and financing activities for the periods indicated (in thousands):

	Successor		Predecessor
Cash flows provided by (used in):	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024
Operating activities	$95,018	$2,629	$20,439
Investing activities	(874,089)	(1,834,651)	(57,985)
Financing activities	1,075,728	1,414,346	7,818
Effect of exchange rate on cash	3,745	(123)	(7,877)
Net change in cash and cash equivalents	$300,402	$(417,799)	$(37,605)
Cash flows attributable to our operating activities
Net cash provided by operating activities for the year ended December 31, 2025 (Successor) was $95.0 million, an increase of $72.0 million compared to cash provided by operating activities of $20.4 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $2.6 million during the period from July 30, 2024 to December 31, 2024 (Successor). The increase was a result of increases in our net income adjusted for noncash items primarily driven by increased revenue and changes in our working capital. The changes in our working capital that contributed to increased cash flows from operations were primarily a result of decreases in accounts receivable of $55.3 million due to timing of project billing cycles and increases in accounts payable of $12.7 million driven by timing of payments, partially offset by decreases in accrued expenses and other current liabilities of $22.0 million and increases in contracts assets of $14.7 million.
Cash flows attributable to our investing activities
For the year ended December 31, 2025 (Successor), net cash used in investing activities was $874.1 million, a decrease of $1.0 billion compared to net cash used in investing activities of $58.0 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $1.8 billion during the period from July 30, 2024 to December 31, 2024 (Successor). The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $1.0 billion.
Cash flows attributable to our financing activities
For the year ended December 31, 2025 (Successor), net cash provided by financing activities was $1.1 billion, a decrease of $346.4 million compared to net cash provided by financing activities of $7.8 million during the period from January 1, 2024 to July 29, 2024 (Predecessor) and $1.4 billion during the period from July 30, 2024 to December 31, 2024 (Successor). The decrease in cash provided by financing activities was primarily a result of a decrease in cash proceeds from the issuance of common shares and exercise of warrants of $416.2 million, partially offset by an increase in proceeds from long-term borrowings of $70.0 million.
Effect of exchange rate changes on cash and cash equivalents
For the year ended December 31, 2025 (Successor), during the period from January 1, 2024 to July 29, 2024 (Predecessor), and during the period from July 30, 2024 to December 31, 2024 (Successor), the effect of foreign exchange rate changes on cash was $3.7 million, $7.9 million, and $0.1 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in the U.S. Dollar exchange rate against the Canadian Dollar.
Off-Balance Sheet Arrangements
During the year ended December 31, 2025 (Successor), the period from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor) and the year ended December 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements for disclosures regarding recently issued accounting pronouncements and the critical accounting policies related to our business.
Critical Accounting Estimates
For discussion regarding our significant accounting policies, see “Note 2. Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements. We have outlined below the policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment.
Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, by following the five-step model: we identify a contract with a customer, identify the performance obligation(s) in the contract, determine the transaction price, allocate the transaction price to each performance obligation in the contract and recognize revenues as we satisfy the performance obligation(s).
Nature of Services and Performance Obligations
We provide TICC, engineering, geospatial and other services to customers under a variety of contract types. Contracts are evaluated to determine whether they should be combined and whether they contain one or multiple performance obligations. Most contracts contain a single performance obligation, as the promise to transfer individual services is not separately identifiable from other promises in the contract and, therefore, is not distinct. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation utilizing several different pricing scenarios and is able to discretely price out each individual component based on its nature and relation to the overall performance obligation.
Performance obligations are generally satisfied over time as work progresses or services are rendered, because the customer simultaneously receives and consumes the benefits of our performance. Revenue may be recognized over time based on time and material incurred to date, which best portrays the transfer of control to the customer, or based on progress measured using an input method by comparing direct costs incurred to date to the estimated total direct costs for the completion of the services. Contract costs include labor, sub-consultant services and other direct costs. For contracts that meet the required conditions, we apply the as-invoiced practical expedient and recognizes revenue based on its right to invoice for services performed.
Performance obligations in certain contract are satisfied at a point in time. Revenue for these services is recognized when control of the promised deliverable transfers to the customer, which is generally upon completion, delivery or customer acceptance of reports or analyses.
We enter into contracts with its clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-unit price. Cost-reimbursable contracts consist of the following:
•Time and material contracts, which are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, we negotiate hourly billing rates and charges the clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have an initial not-to-exceed or guaranteed maximum price provision.
•Cost-plus contracts are the predominant contracting method used by U.S. Federal, state, and local governments. Under these types of contracts, we charge clients for its costs, including both direct and indirect costs, plus a negotiated fee. The total estimated cost plus the negotiated fee represents the total contract value.
•Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of our lump-sum contracts are negotiated, arise in the design of projects with a specified scope and project deliverables, and are billed as work progresses. In most cases, we can bill additional fees if the construction schedule is modified and lengthened.
Fixed-unit price contracts typically require the performance of an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

As of December 31, 2025, we had $1.1 billion of remaining performance obligations, of which $808.5 million is expected to be recognized over the next 12 months. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in performance obligations to the extent of the remaining estimated amount. The majority of unsatisfied performance obligations are expected to be recognized as revenue within one year.
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
Goodwill
Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the underlying net tangible and intangible assets acquired. The Company evaluates the impairment of its goodwill annually on October 1, or more frequently when events or changes in circumstances indicate that goodwill may be impaired. Goodwill is required to be evaluated for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available. Historically, the legacy Acuren business had two reporting units, United States and Canada. Effective October 1, 2025, the Company re-evaluated the structure of the Company’s internal organization as a result of the NV5 Acquisition and has combined the two reporting units into one reporting unit, Inspection and Mitigation. As a result, the Company now has four reporting units, Inspection and Mitigation, Infrastructure, BTS, and Geospatial. The Infrastructure and BTS reporting units comprise the Consulting Engineering operating segment.
The Company performs a goodwill impairment assessment annually, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. An assessment can be performed by first completing a qualitative assessment on some or all of the Company’s reporting units in order to conclude that it is more likely than not that a reporting unit’s fair value is below its carrying amount (that is, a likelihood of more than 50%). The Company can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill associated with one or more reporting units. Under the quantitative assessment, the estimated fair value of a reporting unit is compared with its carrying amount. If the carrying amount exceeds fair value, then an impairment loss would be recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.

If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.
Due to changes in legacy Acuren reporting units, the Company conducted a quantitative impairment assessment at prior reporting unit levels. This involved comparing each unit's fair value—determined by market multiples (market approach) and discounted future cash flows (income approach)—with its carrying amount, including goodwill. Under the market approach, management uses selected financial information of publicly-traded companies that compare to the reporting unit to derive a market-based multiple. The public company multiples are based on peer group multiples adjusted for size, growth, risk and margin. The discounted future cash flows assessment required significant judgments regarding revenue growth rates, EBITDA margins, discount rates, and other market participant considerations. If a unit's carrying amount surpassed its fair value, an impairment loss would reduce goodwill and be charged to earnings, limited to the allocated goodwill, while accounting for income tax effects on any tax-deductible goodwill impairment. There was no goodwill impairment identified. The company performed a qualitative assessment on the post internal organization Inspection and Mitigation reporting unit and determined there was no impairment charges for the period
As of the annual measurement date, October 1, 2025, the Company performed a qualitative analysis of its Infrastructure, BTS, and Geospatial reporting units and determined there were no impairment charges for the period. During the periods ended December 31, 2024 and 2023, the Company performed a qualitative analysis and determined there were no impairment charges for either period.
Although management believes that assumptions are reasonable, actual results may vary significantly. These impairment assessments involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. Furthermore, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, a decrease in our business results, growth rates that fall below our assumptions, and a sustained decline in our stock price and market capitalization may have a negative effect on the fair values and key valuation assumptions. Such changes could result in changes to our estimates of our fair value and a material impairment of goodwill. To address this uncertainty, a sensitivity analysis is performed on key estimates and assumptions.
Intangible Assets
Intangible assets consisting of customer relationships, technology, trade names, and non-compete agreements, have been recorded based on their fair value at the date of acquisition and are amortized over their economic useful lives which range from 2 to 15 years. Amortization on other intangibles assets is included within selling, general and administrative expenses.
Valuation of Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased identifiable intangible assets that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indications of impairment identified during 2025, 2024, or 2023.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Concentration of Credit Risk
At December 31, 2025 and December 31, 2024, the Company held no interest rate swap agreements. The Company’s historical interest rate swap agreements contained an element of risk related to the counterparties’ potential inability to meet the terms of the agreement. However, the Company minimized this risk by limiting the counterparties to a diverse group of highly rated, major domestic financial institutions. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade accounts receivable as the Company grants credit terms in the normal course of business to its diverse customer base. To mitigate credit risks, the Company evaluates and monitors the creditworthiness of its customers. Historical bad debt write-offs have not been significant.
As of and for the years ended December 31, 2025, 2024, and 2023, no individual customer represented more than 10% of consolidated sales or accounts receivable, and no individual vendor represented more than 10% of purchases or accounts payable.
Interest Rate Risk
The Company’s Credit Agreement contains solely floating rate obligations and as a result interest rate changes impact our earnings and cash flows, assuming other factors are held constant. As more fully described in “Note 13. Financial Instruments” of our consolidated financial statements, we have entered into interest rate derivative contracts to manage interest rate risk associated with our long-term debt obligations and to mitigate the negative impact of interest rate fluctuations on our earnings and cash flows.
Foreign Currency Risk
The Company has foreign operations in Canada, Europe, Asia, and the Middle East. Revenue generated from foreign operations represented approximately 36%, 43% and 44% of the Company’s total revenue for the year ended December 31, 2025 and the periods from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), respectively. Substantially all of this revenue was generated from operations in Canada. Revenue and expense related to the Company’s foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income (loss). The Company is subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Translation gains or losses, which are recorded in accumulated other comprehensive loss on the consolidated balance sheet, result from translation of the assets and liabilities of the Company’s foreign subsidiaries into U.S. dollars. For the year ended December 31, 2025 foreign currency translation gains totaled $46.5 million. For the periods from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), foreign currency translation losses totaled $18.0 million and $35.5 million, respectively. For the year ended December 31, 2025, a 10% movement, favorable or unfavorable, in the average U.S. Dollar exchange rates would cause a change in income from operations of approximately $2.8 million. For the periods from January 1, 2024 to July 29, 2024 (Predecessor) and July 30, 2024 to December 31, 2024 (Successor), a 10% movement, favorable or unfavorable, in the average U.S. Dollar exchange rates would cause a change in income from operations of approximately $1.7 million and $1.4 million, respectively. The Company does not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of TIC Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of TIC Solutions, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the year ended December 31, 2025 and for the period July 30 through December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period July 30 through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain (i) an effective control environment commensurate with the Company’s financial reporting requirements, specifically a lack of a sufficient complement of resources with an appropriate level of accounting knowledge, training and experience; (ii) effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures or effective controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties; and (iii) effective information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements, specifically related to user access, program change management, computer operations, and program development controls.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded NV5 Global, Inc. (NV5) from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded NV5 from our audit of internal control over financial reporting. NV5 is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 13% and 28%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of NV5 – Valuation of Customer Relationships
As described in Note 3 to the consolidated financial statements, on August 4, 2025, the Company completed the acquisition of NV5 for total consideration of $1,669 million. Of the acquired intangible assets, $590 million of customer relationships were recorded. Management used the multi-period excess earnings method to estimate the fair value of the customer relationships, which utilized the following significant assumptions and inputs: revenue growth rates, EBITDA margins, attrition rates, probability of renewal, contributory asset charges, income tax rates, depreciation and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of NV5 is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins, attrition rates, contributory asset charges, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over the valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margins, attrition rates, contributory asset charges, and discount rates. Evaluating management’s assumptions related to revenue growth rates, EBITDA margins, attrition rates, and contributory asset charges involved considering (i) the current and past performance of the NV5 business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the attrition rate, contributory asset charge and discount rate assumptions.
Revenue Recognition – Estimated Costs to Complete Certain Contracts Recognized Over Time
As described in Note 2 to the consolidated financial statements, a portion of the Company’s revenue of $1,530 million for the year ended December 31, 2025 are from lump-sum fee contracts whereby revenue is recognized over time. The Company uses a cost-to-cost measure of progress, whereby the extent of progress towards completion is measured based on the ratio of direct costs incurred to date to the total estimated direct costs at completion of the performance obligation. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates.
The principal considerations for our determination that performing procedures relating to revenue recognition – estimated costs to complete certain contracts recognized over time is a critical audit matter are (i) the significant judgment by management when developing the estimated costs to complete certain contracts recognized over time, including the significant assumptions and judgments on a contract by contract basis and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimate of costs to complete certain contracts recognized over time.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the development of estimated costs to complete certain contracts recognized over time. These procedures also included, among others, testing management’s process for developing the estimated costs to complete, including evaluating for a sample of contracts, the reasonableness of certain significant assumptions and judgments considered by management specific to each contract. Evaluating the significant assumptions and judgments related to estimated costs to complete involved evaluating whether the significant assumptions and judgments used by management were reasonable considering (i) the terms of the contract and evidence that support the significant assumptions and judgments; (ii) actual costs incurred to date to assess the reasonableness of the estimate of the remaining costs to complete; (iii) management’s ability to reasonably estimate costs to complete by performing a comparison of the total estimated costs as compared with prior period estimates; and (iv) evaluating the timely identification of circumstances that may warrant a modification to the estimated costs to complete.

Interim Goodwill Impairment Assessments - Legacy Acuren United States (U.S.) and Legacy Acuren Canada Reporting Units
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $1,650 million as of December 31, 2025, and the goodwill associated with the Inspection and Mitigation reporting unit was $896 million. Management performs a goodwill impairment assessment annually, or more frequently if events or circumstances arise which indicate goodwill may be impaired. If the carrying amount exceeds fair value, then an impairment loss would be recognized in an amount equal to that excess, limited to the amount of goodwill allocated to the reporting unit. Effective October 1, 2025, management re-evaluated the structure of the Company’s internal organization as a result of the NV5 acquisition and combined the legacy Acuren U.S. and legacy Acuren Canada reporting units into one reporting unit, Inspection and Mitigation. Due to these changes in legacy Acuren reporting units, management conducted a quantitative impairment assessment at the legacy Acuren U.S. and legacy Acuren Canada reporting unit levels by comparing each reporting unit’s fair value-determined by market multiples (market approach) and discounted future cash flows (income approach)-with its carrying value, including goodwill. Under the market approach, management uses selected financial information of publicly-traded companies that compare to the reporting unit to derive a market-based multiple. The discounted future cash flows assessment required significant judgments regarding revenue growth rates, EBITDA margins, discount rates, and other market participant considerations.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the legacy Acuren U.S. and legacy Acuren Canada reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the legacy Acruen U.S. and Acuren Canada reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins, discount rates, and market-based multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the interim goodwill impairment assessments, including controls over the valuation of the legacy Acuren U.S. and legacy Acuren Canada reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the legacy Acuren U.S. and legacy Acuren Canada reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of the underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margins, discount rates, and market-based multiples. Evaluating management’s assumptions related to revenue growth rates and EBITDA margins involved considering (i) the current and past performance of the legacy Acuren U.S. and legacy Acuren Canada reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the discount rate and market-based multiple assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 12, 2026
We have served as the Company’s auditor since 2006.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of TIC Solutions, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows of ASP Acuren Holdings, Inc. and its subsidiaries (Predecessor) (the “Company”) for the period January 1 through July 29, 2024 and for the year ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period January 1 through July 29, 2024 and for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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

TIC Solutions, Inc.
Consolidated Balance Sheets
(amounts in thousands, except par and share data)

	Successor
	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$439,536	$139,134
Accounts receivable, net	366,293	212,579
Contract assets, net	154,439	23,941
Prepaid expenses and other current assets	60,768	18,582
Total current assets	1,021,036	394,236
Property and equipment, net	255,625	189,233
Operating lease right-of-use assets, net	60,209	30,001
Goodwill	1,649,595	845,939
Intangible assets, net	1,391,382	740,657
Deferred tax assets	1,438	765
Other assets	17,024	6,908
Total assets	$4,396,309	$2,207,739
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$60,426	$13,877
Accrued expenses and other current liabilities	151,626	66,041
Contract liabilities	47,846	1,635
Current portion of long-term debt	25,511	7,750
Current portion of lease obligations	33,584	17,028
Total current liabilities	318,993	106,331
Long-term debt, net of current portion	1,587,686	747,048
Non-current lease obligations	66,049	40,753
Deferred tax liabilities	222,955	150,672
Other non-current liabilities	20,710	11,763
Total liabilities	2,216,393	1,056,567

Commitments and contingencies (Note 18)

Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 220,485,045 and 121,476,215 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	21	12
Additional paid-in capital	2,362,943	1,293,638
Accumulated deficit	(194,105)	(106,989)
Accumulated other comprehensive income (loss)	11,057	(35,489)
Total stockholders' equity	2,179,916	1,151,172
Total liabilities and stockholders' equity	$4,396,309	$2,207,739
See accompanying notes to consolidated financial statements.

TIC Solutions, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Revenue	$1,530,296	$463,527	$633,866	$1,050,057
Cost of revenue	1,080,937	359,848	471,881	810,534
Gross profit	449,359	103,679	161,985	239,523
Selling, general and administrative expenses	440,827	150,306	121,369	185,022
Transaction costs	25,628	35,998	5,204	—
Income (loss) from operations	(17,096)	(82,625)	35,412	54,501
Interest expense, net	87,621	31,061	39,379	60,022
Loss on extinguishment of debt	—	—	9,073	—
Other income, net	(6,545)	(2,978)	(580)	(1,241)
Loss before income tax provision (benefit)	(98,172)	(110,708)	(12,460)	(4,280)
Income tax provision (benefit)	(11,056)	(5,256)	3,243	2,009
Net loss	(87,116)	(105,452)	(15,703)	(6,289)
Accrued Series A Preferred Stock Dividend	(6,757)	—	—	—
Undistributed loss allocated to Series A Preferred Stock	596	861	—	—
Net loss allocated to common stockholders	$(93,277)	$(104,591)	$(15,703)	$(6,289)

Other comprehensive income (loss):
Net loss	$(87,116)	$(105,452)	$(15,703)	$(6,289)
Foreign currency translation adjustments	46,546	(35,489)	(18,004)	11,184
Total other comprehensive income (loss)	$(40,570)	$(140,941)	$(33,707)	$4,895

Basic and diluted income (loss) per share:
Common stock, basic and diluted	$(0.60)	$(0.86)	$(3.13)	$(1.25)
Series A Preferred Stock, basic and diluted	$6.16	$(0.86)	$—	$—
Weighted-average shares outstanding:
Common stock, basic	156,600,421	121,454,845	5,024,802	5,024,802
Common stock, diluted	157,600,421	122,454,845	5,024,802	5,024,802
Series A Preferred Stock, basic and diluted	1,000,000	1,000,000	—	—
See accompanying notes to consolidated financial statements.

TIC Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Successor
	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2024	121,476,215	$12	1,000,000	$—	$1,293,638	$(106,989)	$(35,489)	$1,151,172
Net loss	—	—	—	—	—	(87,116)	—	(87,116)
Share-based compensation expense	—	—	—	—	16,498	—	—	16,498
Equity consideration issued in conjunction with NV5 Acquisition	73,184,470	7	—	—	768,297	—	—	768,304
Restricted stock awards issued for converted NV5 awards in conjunction with the NV5 Acquisition	7,280,777	—	—	—	—	—	—	—
Fair value of NV5 replaced awards included in purchase consideration for pre-combination service	—	—	—	—	29,744	—	—	29,744
Restricted stock issuances and restricted stock unit vestings, net	7,246	—	—	—	(1,217)	—	—	(1,217)
Issuance of common shares in conjunction with the PIPE financing, net of issuance costs	17,708,333	2	—	—	246,461	—	—	246,463
Issuance of common shares and exercise of warrants, net of issuance costs	828,004	—	—	—	9,522	—	—	9,522
Other comprehensive income	—	—	—	—	—	—	46,546	46,546
Balances at December 31, 2025	220,485,045	$21	1,000,000	$—	$2,362,943	$(194,105)	$11,057	$2,179,916
See accompanying notes to consolidated financial statements.

TIC Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Successor
	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at July 30, 2024	53,975,000	$—	1,000,000	$—	$557,427	$(1,537)	$—	$555,890
Net loss	—	—	—	—	—	(105,452)	—	(105,452)
Share-based compensation expense	—	—	—	—	64,626	—	—	64,626
Settlement of derivative liability	—	—	—	—	967	—	—	967
Equity consideration issued in conjunction with Acuren Acquisition	400,000	—	—	—	4,000	—	—	4,000
Issuance of common shares and exercise of warrants, net of issuance costs	67,037,515	—	—	—	666,630	—	—	666,630
Issuance of common shares to employees	63,700	—	—	—	—	—	—	—
Impact of Domestication	—	12	—	—	(12)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(35,489)	(35,489)
Balances at December 31, 2024	121,476,215	$12	1,000,000	$—	$1,293,638	$(106,989)	$(35,489)	$1,151,172
See accompanying notes to consolidated financial statements.

TIC Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Predecessor
	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2022	5,024,802	$50	$(1,029)	$511,352	$23,736	$(11,980)	$522,129
Net loss	—	—	—	—	(6,289)	—	(6,289)
Dividend	—	—	—	(150,000)	—	—	(150,000)
Share-based compensation expense	—	—	—	4,975	—	—	4,975
Other comprehensive income	—	—	—	—	—	11,184	11,184
Balances at December 31, 2023	5,024,802	$50	$(1,029)	$366,327	$17,447	$(796)	$381,999
Net loss	—	—	—	—	(15,703)	—	(15,703)
Share-based compensation expense	—	—	—	17,858	—	—	17,858
Other comprehensive income	—	—	—	—	—	(18,004)	(18,004)
Balances at July 29, 2024	5,024,802	$50	$(1,029)	$384,185	$1,744	$(18,800)	$366,150
See accompanying notes to consolidated financial statements.

TIC Solutions, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$(87,116)	$(105,452)	$(15,703)	$(6,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	178,330	47,313	45,777	94,818
Noncash lease expense	16,610	3,667	5,453	9,992
Share-based compensation expense	17,155	64,626	17,858	4,975
Amortization of deferred financing costs	5,350	1,366	2,406	3,586
Loss on extinguishment of debt	—	—	9,073	—
Fair value adjustments on interest rate derivatives	—	—	3,102	7,244
Deferred taxes	(32,966)	(13,983)	(8,376)	(23,442)
Other	2,946	2,200	(180)	1,275
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	41,078	18,400	(32,576)	(6,260)
Contract assets	(5,550)	9,382	(221)	7,141
Prepaid expenses and other current assets	(4,590)	(9,380)	(2,829)	(3,243)
Accounts payable	(1,435)	(4,479)	(9,691)	2,917
Accrued expenses and other current liabilities	(12,190)	(7,892)	17,669	6,111
Operating lease obligations	(15,979)	(3,429)	(5,751)	(9,284)
Contract liabilities	(1,486)	17	179	(153)
Other assets and liabilities	(5,139)	273	(5,751)	6,421
Net cash provided by operating activities	95,018	2,629	20,439	95,809

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(845,018)	(1,822,186)	(44,680)	(6,010)
Purchases of property and equipment	(33,758)	(13,241)	(14,334)	(22,141)
Proceeds from sale of property and equipment	4,687	776	1,029	1,617
Net cash used in investing activities	(874,089)	(1,834,651)	(57,985)	(26,534)

Cash flows from financing activities:
Proceeds from long-term borrowings	875,000	775,000	30,000	195,000
Payments on long-term borrowings	(12,128)	(1,938)	(16,346)	(81,384)
Payments of debt issuance costs	(24,331)	(21,355)	—	(2,844)
Payments on finance lease obligations and other long-term debt	(13,267)	(3,991)	(5,836)	(9,948)
Dividends paid to stockholder	—	—	—	(150,000)
Proceeds from issuance of common shares and exercise of warrants, net of issuance costs	250,454	666,630	—	—
Net cash provided by (used in) financing activities	1,075,728	1,414,346	7,818	(49,176)

Net effect of exchange rate fluctuations on cash and cash equivalents	3,745	(123)	(7,877)	4,377
Net change in cash and cash equivalents	300,402	(417,799)	(37,605)	24,476
Beginning of period	139,134	556,933	87,061	62,585
End of period	$439,536	$139,134	$49,456	$87,061
See accompanying notes to consolidated financial statements.

TIC Solutions, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Supplemental disclosure of cash flow information
Interest paid	$80,804	$36,984	$32,332	$60,355
Income taxes paid	$27,768	$12,334	$14,579	$29,761
Supplemental disclosure of non-cash operating, investing, and financing activities:
Equity consideration issued for business combinations	$798,048	$4,000	$—	$—
Purchase of property and equipment accrued and not yet paid	$6,506	$1,606	$2,434	$2,147
Notes payable and other obligations issued for acquisitions	$6,741	$—	$—	$—
Settlement of derivative liability	$—	$967	$—	$—
Increases in lease assets in exchange for lease liabilities:
Operating leases	$44,935	$5,575	$6,748	$6,949
Finance leases	$21,454	$4,673	$5,988	$11,049
See accompanying notes to consolidated financial statements.

TIC Solutions, Inc.
Notes to Consolidated Financial Statements
(table amounts in thousands, except share and per share data)
NOTE 1. ORGANIZATION
Description of Business
TIC Solutions, Inc. (formerly Acuren Corporation and hereinafter referred to as “we,” “our,” “us,” “TIC Solutions,” or the “Company”) is a leading provider of tech-enabled Testing, Inspection, Certification and Compliance (“TICC”), engineering and consulting, and geospatial services. On August 4, 2025 (the “NV5 Closing Date”), the Company completed its acquisition of NV5 Global, Inc. (the “NV5 Acquisition”), an engineering and consulting services company. The Company operates primarily in North America and serves both private and public-sector clients. On October 10, 2025, the Company changed its name from Acuren Corporation to TIC Solutions, Inc.
The Company’s private-sector clients span industrial, infrastructure, construction, and commercial real estate end markets and its public-sector clients include federal, state, and municipal agencies, public utilities, transportation authorities, and environmental regulators. Within industrial markets, the Company’s services address energy processing and refining, pipeline and midstream infrastructure, chemicals and industrial processing, manufacturing and industrial services, power generation and utilities, and companies in aerospace, automotive, renewable energy, pulp and paper, and mining. The Company provides mission-critical services that are essential to the safety, reliability, and efficiency of industrial assets, buildings and public infrastructure. The Company’s services are often non-discretionary and are driven by regulatory requirements, customer risk management policies, and the need to extend the useful life of critical assets.
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
TIC Solutions is considered the acquirer of ASP Acuren for accounting purposes and ASP Acuren is the accounting Predecessor. As a result, the Company’s financial statement presentation for the ASP Acuren financial information as of and for the periods presented prior to the Acuren Acquisition date are labeled “Predecessor.” The Company’s financial statements, including ASP Acuren from the Acuren Acquisition date, are labeled “Successor.” The merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See “Note 3. Business Combinations” for more information of the fair values of assets and liabilities recorded in connection with the Acuren Acquisition.

As a result of the application of the acquisition method of accounting as of the ASP Closing Date, the accompanying consolidated financial statements include a black line division which indicates a differentiation that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to the impacts of the Acuren Acquisition, including the remeasurement of acquired assets and assumed liabilities at fair value in the Successor consolidated financial statements.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be predicted with precision, actual results could differ significantly from these estimates, which may cause the Company’s future results to be affected. Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements include the following:
•revenue recognition over time;
•fair value estimates used in accounting for business combinations, including the valuation of intangible assets and long-lived assets
•fair value estimates used in determining the fair value of our reporting units for goodwill impairment assessment; and
•determining estimated deferred income tax assets and liabilities, including valuation allowances
Business Combinations
The Company accounts for its business combinations under Accounting Standards Codification 805, Business Combinations (“ASC 805”), which requires recognition of acquired assets and assumed liabilities at their acquisition date fair value, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The allocation of the purchase price to identifiable intangible assets is based on valuations performed to determine the fair values of such assets as of the acquisition date. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of the respective acquisition’s future performance and related cash flows, selection of a discount rate and economic lives, and use of Level 3 measurements. While the Company uses the best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive income (loss).
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

Goodwill
Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the underlying net tangible and intangible assets acquired. The Company evaluates the impairment of its goodwill annually on October 1, or more frequently when events or changes in circumstances indicate that goodwill may be impaired. Goodwill is required to be evaluated for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available. Historically, the legacy Acuren business had two reporting units, United States and Canada. Effective October 1, 2025, the Company re-evaluated the structure of the Company’s internal organization as a result of the NV5 Acquisition and has combined the two reporting units into one reporting unit, Inspection and Mitigation. As a result, the Company now has four reporting units, Inspection and Mitigation, Infrastructure, BTS, and Geospatial. The Infrastructure and BTS reporting units comprise the Consulting Engineering operating segment.
The Company performs a goodwill impairment assessment annually, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. An assessment can be performed by first completing a qualitative assessment on some or all of the Company’s reporting units in order to conclude that it is more likely than not that a reporting unit’s fair value is below its carrying amount (that is, a likelihood of more than 50%). The Company can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill associated with one or more reporting units. Under the quantitative assessment, the estimated fair value of a reporting unit is compared with its carrying amount. If the carrying amount exceeds fair value, then an impairment loss would be recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.
If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.
Due to changes in legacy Acuren reporting units, the Company conducted a quantitative impairment assessment at prior reporting unit levels. This involved comparing each unit's fair value—determined by market multiples (market approach) and discounted future cash flows (income approach)—with its carrying amount, including goodwill. Under the market approach, management uses selected financial information of publicly-traded companies that compare to the reporting unit to derive a market-based multiple. The public company multiples are based on peer group multiples adjusted for size, growth, risk and margin. The discounted future cash flows assessment required significant judgments regarding revenue growth rates, EBITDA margins, discount rates, and other market participant considerations. If a unit's carrying amount surpassed its fair value, an impairment loss would reduce goodwill and be charged to earnings, limited to the allocated goodwill, while accounting for income tax effects on any tax-deductible goodwill impairment. There was no goodwill impairment identified. The company performed a qualitative assessment on the post internal organization Inspection and Mitigation reporting unit and determined there was no impairment charges for the period
As of the annual measurement date, October 1, 2025, the Company performed a qualitative analysis of its Infrastructure, BTS, and Geospatial reporting units and determined there were no impairment charges for the period. During the periods ended December 31, 2024 and 2023, the Company performed a qualitative analysis and determined there were no impairment charges for either period.
Although management believes that assumptions are reasonable, actual results may vary significantly. These impairment assessments involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. Furthermore, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, a decrease in our business results, growth rates that fall below our assumptions, and a sustained decline in our stock price and market capitalization may have a negative effect on the fair values and key valuation assumptions. Such changes could result in changes to our estimates of our fair value and a material impairment of goodwill.

Intangible Assets
Intangible assets consisting of customer relationships, trade names and trademarks, customer backlog, and technology have been recorded based on their fair value at the date of acquisition and are amortized over their economic useful lives which range from 2 to 15 years. Amortization expense is recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
Valuation of Long-Lived Assets
Long-lived assets, such as property, plant and equipment and purchased identifiable intangible assets that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indications of impairment identified during the periods ended December 31, 2025, 2024, or 2023.
Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASC 842, Leases, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.
The Company made an accounting policy election under ASC 842 not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with a term of 12 months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease.
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
The Company utilizes discount rates to determine the present value of the lease payments based on information available at the commencement date of the lease. The Company uses an incremental borrowing rate based on factors such as the lease term, the Company’s credit rating and current market valuations for similarly rated credits in the market, as the rate implicit in the lease is not always readily available. Incremental borrowing rates are updated annually and the new rates are used for the acquired leases and lease modifications occurring in the following year unless there are indicators of needing to update the rate more frequently.
Debt Issuance Costs
Debt issuance costs represent the cost of obtaining financing arrangements. Debt issuance costs related to the revolving credit facility were deferred and recorded as an asset and amortized over the term of the revolving credit arrangement using the straight-line method. Debt issuance costs relating to the term loan are recorded as a direct deduction from the carrying amount of the term loan and are amortized over the term of the related financing agreement using the straight-line method.

Earnings Per Share
Basic earnings per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing the Company’s net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, warrants, restricted stock units, restricted stock awards, and shares issuable pursuant to the terms of the Series A Preferred Stock. When a net loss per common share exists, all potentially dilutive common shares outstanding are anti-dilutive and therefore excluded from the calculation of diluted weighted average shares outstanding.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, by following the five-step model: the Company identifies a contract with a customer, identifies the performance obligation(s) in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognize revenues as the Company satisfies the performance obligation(s).
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
Performance obligations are generally satisfied over time as work progresses or services are rendered, because the customer simultaneously receives and consumes the benefits of the Company’s performance. Revenue may be recognized over time based on time and material incurred to date, which best portrays the transfer of control to the customer, or based on a cost-to-cost measure of progress, whereby the extent of progress towards completion is measured based on the ratio of direct costs incurred to date to the total estimated direct costs at completion of the performance obligation. Contract costs include labor, sub-consultant services and other direct costs. For contracts that meet the required conditions, the Company applies the as-invoiced practical expedient and recognizes revenue based on its right to invoice for services performed.
Performance obligations in certain contract are satisfied at a point in time. Revenue for these services is recognized when control of the promised deliverable transfers to the customer, which is generally upon completion, delivery or customer acceptance of reports or analyses.
The Company enters into contracts with its clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-unit price. Cost-reimbursable contracts consist of the following:
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
Fixed-unit price contracts typically require the performance of an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

As of December 31, 2025, the Company had $1.1 billion of remaining performance obligations, of which $808.5 million is expected to be recognized over the next 12 months. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount. The majority of unsatisfied performance obligations are expected to be recognized as revenue within one year.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in, and are reflected within, “Accounts receivable, net,” “Contract assets, net,” and “Contract liabilities” on the consolidated balance sheets.
“Accounts receivable, net” represents amounts billed to clients that remain uncollected as of the balance sheet date. The amounts are stated at their estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The Company records an allowance for credit losses for accounts receivable based on management’s expected credit losses. Management’s estimate of expected credit losses is based on its assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. Changes to the allowance for credit losses are adjusted through credit loss expense, which is included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). See further discussion in “Note 6. Accounts Receivable and Contract Assets.”
“Contract assets, net” represent recognized amounts pending billing pursuant to contract terms or accounts billed after period end and are expected to be billed and collected within the next 12 months. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets that are classified as current.
In certain circumstances, the contract may allow for billing terms that result in cumulative amounts billed in excess of revenues recognized. “Contract liabilities” represent billings in excess of revenues recognized on these contracts as of the reporting date that are generally classified as current. During the year ended December 31, 2025, revenue recognized related to the Company’s contract liabilities that existed as of December 31, 2024 was not material.
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

Cost of Revenue
Cost of revenue consists primarily of direct labor, sub-consultant services, and other direct costs. Other direct costs include materials and costs, such as supplies, tools, facility costs, and depreciation of equipment related to contract performance as well as travel, per diem, and lodging costs. Labor costs are recognized as labor hours are incurred in delivering services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of certain indirect costs of providing services, employee compensation, information systems and technology costs, share-based compensation, depreciation, amortization of intangibles, and facility related expenses.
Share-Based Compensation
Share-based compensation awards are measured at the grant date based on the fair value of the award and are expensed over the requisite service period. See “Note 17. Share-Based Compensation” for details on time-based, market-based and performance-based awards.
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
Derivative Instruments
The Company has entered into interest rate swap agreements which were intended to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. The accounting for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation. The Company has not designated any derivatives as hedging instruments and reported these agreements at fair value with changes in fair value recognized in interest expense, net. As of December 31, 2025 and December 31, 2024, the Company held no such derivative instruments.

Workers Compensation and Self-Insurance
The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews its loss contingencies on an ongoing basis to ensure that the appropriate reserves are recorded in its consolidated balance sheets. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by the Company, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. The Company is self-insured for certain losses relating to workers’ compensation and health benefit claims. The Company maintains third-party excess insurance coverage for workers’ compensation and health benefit claims. As of December 31, 2025 and 2024, the Company had accrued approximately $4.4 million and $5.2 million, respectively for workers’ compensation related liabilities. Self-insured losses are accrued when it is probable that an uninsured claim has been incurred but not reported and the amount of the loss can be reasonably estimated at the balance sheet date.
Concentration of Credit Risk
As of December 31, 2025 and December 31, 2024, the Company held no interest rate swap agreements. The Company’s historical interest rate swap agreements contained an element of risk related to the counterparties’ potential inability to meet the terms of the agreement. However, the Company minimized this risk by limiting the counterparties to a diverse group of highly rated, major domestic financial institutions. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade accounts receivable as the Company grants credit terms in the normal course of business to its diverse customer base. To mitigate credit risks, the Company evaluates and monitors the creditworthiness of its customers. Historical bad debt write-offs have not been significant.
As of and for the years ended December 31, 2025, 2024, and 2023, no individual customer represented more than 10% of consolidated sales or accounts receivable, and no individual vendor represented more than 10% of purchases or accounts payable.
Recently Adopted Accounting Pronouncements
In December 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt for annual fiscal periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted this ASU prospectively which resulted in additional disclosures to “Note 14. Income Taxes.”
Recent Accounting Pronouncements Not Yet Adopted
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
NOTE 3. BUSINESS COMBINATIONS
2025 Acquisitions (Successor)
NV5 Acquisition
On August 4, 2025, the Company completed its acquisition of NV5 Global, Inc. (“NV5”) pursuant to the Agreement and Plan of Merger dated May 14, 2025 (“the NV5 Merger Agreement”).
In conjunction with the NV5 Acquisition, the Company completed a reorganization of the Company’s reportable segments to align with the service offerings of the combined entity. Accordingly, the post-acquisition results of NV5 are reported within the Company’s Consulting Engineering and Geospatial reportable segments, and the Company’s historical United States and Canada reportable segments have been combined into the Inspection and Mitigation reportable segment. “See Note 19. Segment Reporting” for further discussion regarding the Company’s reorganization and revised reportable segments.

The aggregate purchase consideration paid to the shareholders of NV5 (the “Sellers”) totaled $1.7 billion, including: (i) a cash payment at the Closing Date of $870.9 million, (ii) the issuance of 73.2 million shares of common stock to NV5 stockholders with an estimated fair value of $768.3 million, and, (iii) the replacement of $76.5 million of unvested NV5 share-based awards, of which $29.7 million was attributable to pre-combination services. The Company funded the cash portion of the purchase price with a new term loan in an aggregate principal amount of $875.0 million and cash on hand. In conjunction with the debt financing, the Company incurred $21.9 million in debt issuance costs that were capitalized and will be amortized using the effective interest method over the remaining term of the Term Loans (as defined in “Note 12. Long-Term Debt”). The Company also increased the amount of its existing senior secured revolving credit facility to $125.0 million (the “Revolving Credit Facility”) and incurred debt issuance costs of $1.3 million related to the Revolving Credit Facility which will be amortized on a straight-line basis over the remaining term of the Revolving Credit Facility.
The NV5 Acquisition was accounted for under the acquisition method of accounting. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of the fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The NV5 Acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, contract assets and liabilities, certain lease-related assets and liabilities, indemnification assets, and deferred tax assets and liabilities.
The excess of the purchase price over the preliminary fair value of the tangible and intangible net assets acquired and liabilities assumed has been recorded as goodwill. The goodwill balance is primarily attributed to the assembled workforce, expansion of service offerings, market opportunities and synergies expected to be achieved from the combined operations of the Company and NV5. The Company has preliminarily assigned goodwill amounts of approximately $15.4 million, $515.0 million, $233.1 million to the Inspection and Mitigation, Consulting Engineering and Geospatial segments, respectively (see “Note 8. Goodwill”). Goodwill of $76.1 million is expected to be deductible for income tax purposes.
The following table summarizes the preliminary estimated fair value of consideration transferred and the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the NV5 Acquisition:

Total
Cash consideration	$870,911
Equity consideration	768,304
Replacement of share-based awards	29,744
Total consideration	$1,668,959

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$58,958
Accounts receivables	186,228
Contract assets	123,428
Prepaid expenses and other current assets	33,536
Property and equipment	80,557
Operating lease right-of-use assets	33,464
Intangible assets	720,000
Other assets	4,560
Accounts payable	(40,350)
Accrued expenses and other current liabilities	(98,830)
Contract liabilities	(47,694)
Other liabilities	(10,569)
Deferred tax liabilities	(97,935)
Lease liabilities	(39,908)
Total identifiable net assets acquired	$905,445
Goodwill	$763,514

As of December 31, 2025, the Company made measurement period adjustments of $75.3 million, primarily related to a reduction in the estimated fair value of identifiable intangible assets of $101.9 million, partially offset by the change in the related deferred tax liability of $30.9 million. The impact to the period ended September 30, 2025 was not material as a result of the measurement period adjustments.
As part of the purchase price allocation, the Company determined the identifiable intangible assets included customer relationships, customer backlog, trade name, and developed technology. Management used the multi-period excess earnings method to estimate the fair value of the customer relationships, which utilized the following significant assumptions and inputs: revenue growth rates, EBITDA margins, attrition rates, probability of renewal, contributory asset charges, income tax rates, depreciation and discount rates.
The following table summarizes the preliminary fair value of the identifiable intangible assets:

Total
Customer relationships	$590,000
Customer backlog	88,000
Trade name	39,000
Developed technology	3,000
Total intangible assets	$720,000
The weighted useful lives over which the intangible assets will be amortized are estimated as follows: 15 years for customer relationships, 2 years for customer backlog, 10 years for the trade name, and 3 years for developed technology.
The consolidated financial statements include the results of operations of NV5 following the consummation of the NV5 Acquisition from the date of the acquisition. All of the revenues and earnings of the Company’s Consulting Engineering and Geospatial reportable segments are attributable to the NV5 acquired business. Revenues recognized from the NV5 Acquisition in the Company’s consolidated financial statements for the year ended December 31, 2025 were $431.4 million. Income before tax from the NV5 Acquisition included in the Company’s consolidated financial statements for the year ended December 31, 2025 was $3.2 million.
In conjunction with the NV5 Acquisition, the Company incurred transaction costs of $24.7 million, which were expensed and included in “Transaction costs” in the consolidated statement of operations.
Pro Forma Consolidated Financial Information
The following table presents the unaudited, pro forma consolidated results of operations of the Company for the years ended December 31, 2025 and 2024 as if the NV5 Acquisition and related financing had occurred as of January 1, 2024, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the NV5 business and are not necessarily indicative of what the Company’s operating results would have been had the NV5 Acquisition and related financing taken place on January 1, 2024.

	Year Ended
	December 31, 2025	December 31, 2024
Revenue	$2,111,086	$2,038,658
Net loss	$(116,634)	$(201,538)
Pro forma financial information is presented as if the operations of NV5 had been included in the consolidated results of the Company since January 1, 2024, and gives effect to transactions that are directly attributable to the NV5 Acquisition and related financing. Adjustments, net of related tax impacts, include: additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2024; movement of transaction costs between reporting periods; interest expense under the Company’s Term Loans (defined in “Note 12. Long-Term Debt”) as if the amount borrowed to partially finance the purchase price was borrowed on January 1, 2024.

Other 2025 Acquisition Activity
During the year ended December 31, 2025, the Company completed seven other business combinations, which were not significant to the consolidated financial statements, either individually or in the aggregate. Total aggregate consideration was $43.6 million. Revenues recognized and income before income tax provision from these acquisitions in the Company’s consolidated financial statements for the year ended December 31, 2025 were immaterial. The Company recorded a total $15.7 million of goodwill related to these acquisitions, of which $9.7 million was assigned to the Inspection and Mitigation reportable segment, $1.9 million was assigned to the Consulting Engineering reportable segment, and $4.1 million was assigned to the Geospatial reportable segment. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805.
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
The excess of the purchase price over the fair value of the tangible and intangible net assets acquired and liabilities assumed has been recorded as goodwill. The Company assigned goodwill amounts of approximately $865.6 million to the Inspection and Mitigation segment, respectively. Goodwill is not deductible for tax purposes.
The following table summarizes the fair value of consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the Closing Date:

Total
Cash consideration	$1,871,642
Equity consideration	4,000
Total estimated consideration	$1,875,642
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	49,456
Accounts receivables, net	270,849
Prepaid and other current assets	9,302
Property, plant and equipment, net	199,760
Lease assets	27,530
Intangible assets, net	775,000
Other assets	13,674
Deferred tax asset	813
Accounts payable	(17,035)
Accrued expenses and other current liabilities	(76,446)
Deferred tax liability	(167,944)
Lease obligations	(54,900)
Other liabilities	(20,016)
Total identifiable net assets	1,010,043
Goodwill	$865,599

The following table summarizes the fair value of the identifiable intangible assets:

Total
Customer relationships	$670,000
Trade names and trademarks	100,000
Technology	5,000
Total intangible assets	$775,000
As part of the purchase price allocation, the Company determined the identifiable intangible assets included customer relationships, trade names and trademarks, and technology. The fair value of the customer relationships and trade names and trademarks was estimated using variations of the income approach. The estimated useful lives over which the intangible assets will be amortized are as follows: customer relationships 15 years, trade names and trademarks 15 years, and technology 5 years.
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
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2024 and 2023 as if the Acuren Acquisition and related financing had occurred as of January 1, 2023, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of ASP Acuren and is not necessarily indicative of what Company’s operating results would have been had the Acuren Acquisition and related financing taken place on January 1, 2023.

	Year Ended
	December 31, 2024	December 31, 2023
Net revenue	$1,097,393	$1,050,057
Net loss	(26,075)	(155,315)
Successor and Predecessor periods have been combined in the pro forma results for the year ended December 31, 2024 with pro forma adjustments to adjust for the different basis in accounting between the Successor and the Predecessor. Pro forma adjustments to give effect as of January 1, 2023 include additional depreciation and amortization expense to reflect the fair value of identified assets acquired, the effects of financing from the Company’s senior loan facility, adjustments to certain income and expenses, and the income tax impact of these adjustments.

Predecessor Period
For the periods from January 1 to July 29, 2024 (Predecessor), the Company completed three business combinations, which were not significant, either individually or in the aggregate. Total cash consideration was $47.6 million. Revenues recognized from these acquisitions included in the Company’s financial statements for the period from January 1 to July 29, 2024 (Predecessor) were $9.8 million. Income before income tax provision from these acquisitions for the period from January 1 to July 29, 2024 (Predecessor) was not significant. The Company recorded a total $22.2 million of goodwill related to these acquisitions.
2023 Acquisitions (Predecessor Period)
During the year ended December 31, 2023 the Company acquired one business for total consideration of $6.0 million of cash. The Company recorded $2.6 million of goodwill. The amount of revenues and income before income tax provision from this acquisition was not significant.
NOTE 4. STOCKHOLDERS’ EQUITY
Successor Period
On December 16, 2024, the Company changed its jurisdiction of incorporation from the British Virgin Islands (“BVI”) to the State of Delaware (the “Domestication”). The business, assets and liabilities of the Company and its subsidiaries were the same immediately after the Domestication as they were immediately prior to the Domestication. As a result of the Domestication, the Company’s ordinary shares and Founder Preferred Shares were converted on a one-to-one basis into shares of common stock and Series A Preferred Stock, respectively, and each holder of a warrant, option or restricted stock unit of the BVI company became a holder of a warrant, option or restricted stock unit of the Delaware company. The number of shares outstanding did not change as a result of the Domestication, and the proportional equity interest of each shareholder remained the same. Shares referred to as ordinary shares and Founder Preferred Shares prior to the Domestication are referred to as common shares and Series A Preferred Shares (“Preferred Shares”), respectively, throughout these consolidated financial statements.
The Company has authorized shares consisting of two classes: 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 1,000,000 shares are designated as “Series A Preferred Stock” (the “Series A Preferred Stock”). As of December 31, 2025, the Company had 220,485,045 Common stock and 1,000,000 Series A Preferred Stock issued and outstanding.
Series A Preferred Stock
The Company has 1,000,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2025. Shares of the Series A Preferred Stock are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares and are not unconditionally redeemable or conditionally puttable by the holder for cash. As such, shares of Series A Preferred Stock are classified as permanent equity in the accompanying consolidated balance sheets.
The holder of the Series A Preferred Stock are entitled to receive an annual dividend in the form of shares of common stock once the Average Price (as defined in our certificate of incorporation) of the common stock is at least $11.50 per share for any 10 consecutive trading days (the “Annual Dividend Amount”), with such condition having been satisfied during the year ended December 31, 2025.
The Annual Dividend Amount for the first Dividend Period (the year ended December 31, 2025) was equal to 20 percent of the increase in the volume-weighted average market price per share of the Company’s common stock for the last 10 trading days of the calendar year (the “Dividend Price”) over $10.00 per share multiplied by 121,476,215 shares. In subsequent years, the Annual Dividend Amount will be calculated based on the appreciated Dividend Price compared to the highest Dividend Price previously used in calculating the Annual Dividend Amount.
As of December 31, 2025, the Dividend Price was $10.28. The annual dividend was declared as of December 31, 2025, and the Company issued 668,347 shares of our common stock to the holder of the Series A Preferred Stock in January 2026.
Upon the liquidation of the Company, an Annual Dividend Amount shall be payable for the shortened Dividend Period and the holder of the Series A Preferred Stock shall have the right to a pro rata share (together with holder of the common stock) in the distribution of the surplus assets of the Company. In the event of a Change of Control, the holder of the Series A Preferred Stock will be entitled to receive, in the aggregate, a one-time dividend equal to the Change of Control Dividend Amount (as defined in our certificate of incorporation).

Holder of the Series A Preferred Stock will participate in any dividends on the common stock on an as converted basis. In addition, if the Company pays a dividend on its common stock, holder of the Series A Preferred Stock will also receive an amount equal to 20 percent of the dividend which would be distributable on 121,476,215 shares of common stock as of December 31, 2025. All such dividends on the Series A Preferred Stock will be paid at the same time as the dividends on the common stock.
Shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on December 31, 2034 (the “Conversion”). At the option of the holder, each share of Series A Preferred Stock is convertible into one share of common stock until the Conversion. The holder of the Series A Preferred Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company, voting together with the holders of common stock as a single class. The Company followed ASC 718, Compensation — Stock Compensation, to account for the issuance of the Series A Preferred Stock.
Warrants
Pre-Funded Warrant
On October 5, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the investor named therein (the “Investor”), for the private placement (the “Private Placement”), of (i) 17,708,333 shares of the Company’s common stock, par value $0.0001 per share, at $12.00 per share and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 3,125,000 shares of common stock, at $11.9999 per share. The aggregate gross proceeds of the Private Placement were approximately $250.0 million, before deducting placement agent fees and other expenses. The Private Placement closed on October 7, 2025.
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
The Pre-Funded Warrant was classified as a component of permanent stockholders’ equity within additional paid-in capital and was recorded at the issuance date using a relative fair value allocation method.
The Pre-Funded Warrant is equity classified because it (i) is a freestanding financial instrument that is legally detachable and separately exercisable from the equity instrument, (ii) is immediately exercisable, (iii) does not embody an obligation for the Company to repurchase its shares, (iv) permits the holders to receive a fixed number of shares of common stock upon exercise, (v) is indexed to the Company’s common stock and (vi) meets the equity classification criteria. The Company valued the Pre-Funded Warrant at issuance, concluding that its sales price approximated its fair value, and allocated net proceeds from the Private Placement proportionately to the Company's common stock and Pre-Funded Warrant.
Public Warrants
In May 2023, in connection with the Company’s initial IPO, the Company issued 54,975,000 Public Warrants to the purchasers of both common shares and Series A Preferred Stock (including the 25,000 Public Warrants that were issued to then independent non-founder directors in connection with their fees). Each Public Warrant is exercisable until three years after the Acuren Acquisition. The Public Warrants are exercisable in multiples of four-for-one shares of common stock at an exercise price of $11.50 per whole share of common stock.
The Public Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price per share of the common stock exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Public Warrants). The Public Warrants expire worthless three years after the Acuren Acquisition, if not exercised or redeemed. Public Warrants issued with common stock were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. During the year ended December 31, 2025, 3,312,016 Public Warrants were exercised for 828,004 shares of common stock. As of December 31, 2025, the Company had 14,952,860 Public Warrants outstanding for approximately 3,738,215 shares of common stock. As of March 6, 2026, the Company had 14,952,860 Public Warrants outstanding for approximately 3,738,215 shares of common stock.

2024 Capital Raise
Concurrently with the close of the Acuren Acquisition on July 30, 2024, the Company raised cash proceeds of $666.6 million, net of issuance cost of $3.7 million, from the issuance of 58,259,984 shares of Common Stock at $10.00 per share (the “PIPE Financing”) and early exercise of 36,710,124 Public Warrants at $10.00 per share of Common Stock (the “Warrant Financing”). Additionally, the Company issued $4.0 million of Common Stock as purchase consideration in conjunction with the Acuren Acquisition.
In connection with the Warrant Financing, the Company modified certain Public Warrants in May 2024. The modified Public Warrants were not considered to be indexed to the Company’s own stock and therefore, accounted for as a derivative. The modified Public Warrants were initially and subsequently remeasured at their fair value until they were exercised and settled at the close of the Acuren Acquisition through the Warrant Financing. A cumulative loss of $3.5 million related to the change in the fair value of the modified Public Warrants from the initial recognition on May 22, 2024 through the final settlement on July 30, 2024 was included in the accumulated deficit of the Successor as of July 30, 2024.
In connection with the PIPE Financing, the Company received commitments from a limited group of institutional shareholders which were accounted for as contingent forward contracts, initially and subsequently recognized at their fair value until they were settled through the issuance of the related common stock at the close of the Acuren Acquisition. A cumulative loss of $15.6 million related to the change in the fair value of the contingent forward contracts from the initial recognition on May 22, 2024 through the final settlement on July 30, 2024 was included in the accumulated deficit of the Successor as of July 30, 2024.
NOTE 5. EARNINGS PER SHARE
Successor Period
Net income is allocated between the Company’s common stock and other participating securities (excluding unvested restricted stock awards) based on their participation rights. The Company has determined that its Series A Preferred Stock represent participating securities and are a class of common stock. As such, the Company uses the two-class method of computing earnings per share. Under this method, net income (or loss) is allocated between the holders of common stock and the holder of the Series A Preferred Stock based on their respective participation rights.
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

The following table sets forth the computations of basic and diluted loss per share of common stock and Series A Preferred Stock using the two-class method and the if-converted method, respectively, for the year ended December 31, 2025 and the period July 30 through December 31, 2024.

	Successor
	Year Ended December 31, 2025	July 30 through December 31, 2024
Basic Shares:
Numerator:
Net loss	$(87,116)	$(105,452)
Accrued Series A Preferred Stock dividend	(6,757)	—
Undistributed loss allocated to Series A Preferred Stock	596	861
Net loss available to holders of Common Stock	$(93,277)	$(104,591)
Denominator:
Weighted average common stock outstanding – basic	156,600,421	121,454,845
Weighted average Series A Preferred Stock outstanding – basic	1,000,000	1,000,000
Basic loss per common stock	$(0.60)	$(0.86)
Basic income (loss) per Series A Preferred Stock	$6.16	$(0.86)

Dilutive Shares:
Numerator:
Undistributed loss allocated to common stock	$(93,277)	$(104,591)
Accrued Series A Preferred Stock dividend (anti-dilutive)	—	—
Undistributed loss allocated to Series A Preferred Stock	(596)	(861)
Total undistributed loss	$(93,873)	$(105,452)
Denominator:
Weighted average Common Stock outstanding – basic	156,600,421	121,454,845
Add: dilutive securities
Share Options	—	—
Warrants	—	—
Restricted Stock Units	—	—
Series A Preferred Stock	1,000,000	1,000,000
Weighted average common stock outstanding – diluted	157,600,421	122,454,845
Weighted average Series A Preferred Stock outstanding – diluted	1,000,000	1,000,000
Diluted loss per common stock	$(0.60)	$(0.86)
Diluted income (loss) per Series A Preferred Stock	$6.16	$(0.86)
For the year ended December 31, 2025, the accrued Series A Preferred Stock dividend was excluded from the numerator of diluted earnings per share as the impact would have been anti-dilutive. For the year ended December 31, 2025 and the period July 30 through December 31, 2024, the Company excluded the following potentially dilutive shares from the computation of diluted loss per common stock as the impact would have been anti-dilutive:

	Successor
Potentially dilutive securities	Year Ended December 31, 2025	July 30 through December 31, 2024
Stock options	1,457	125,000
Warrants	53,225	18,264,876
Restricted stock awards	1,562,849	—
Restricted stock units	1,917,111	1,605,000

Predecessor Period
Basic and diluted loss per common share for the periods presented below were calculated as follows:

	Predecessor
	January 1 through July 29, 2024	Year Ended December 31, 2023
Basic and dilutive shares:
Numerator:
Net loss	$(15,703)	$(6,289)
Net loss available to holders of common stock	$(15,703)	$(6,289)

Denominator:
Weighted average common stock outstanding – basic	5,024,802	5,024,802
Dilutive shares from stock options	—	—
Weighted average common stock outstanding – diluted	5,024,802	5,024,802
Basic loss per common stock	$(3.13)	$(1.25)
Diluted loss per common stock	$(3.13)	$(1.25)
For the period January 1 through July 29, 2024, and the year ended December 31, 2023, 228,522 and 100,413 potentially dilutive shares related to stock options were excluded from the computation of diluted earnings per share as their impact would be anti-dilutive.
Additionally, the Company had outstanding stock options that were eligible to vest on achievement of certain market thresholds upon a change of control. For the Predecessor period ended July 29, 2024 and the year ended December 31, 2023, the contingently issuable potential shares were excluded from the computation of basic and diluted earnings per share as the contingency was not met as of the end of the reporting periods. These excluded shares were as follows:

	Outstanding as of
	July 29, 2024	December 31, 2023
Tranche B Options	180,828	186,933
Tranche C Options	55,872	55,872
NOTE 6. ACCOUNTS RECEIVABLE AND CONTRACT ASSETS
Accounts receivable and contract assets are recorded net of allowances for credit losses. Accounts receivable represent invoiced and accrued revenue while contract assets represent accrued revenue that has yet to be invoiced to the customer. The Company’s accounts receivable, contract assets and allowance for credit losses consisted of the following as of the below dates:

	Successor
	December 31, 2025	December 31, 2024
Accounts receivables	$369,669	$216,613
Contract assets	154,510	24,171
Allowance for credit losses	(3,447)	(4,264)
Total accounts receivables, net	$520,732	$236,520
The Company records an allowance for credit losses for accounts receivable based on management’s expected credit losses. Management’s estimate of expected credit losses is based on its assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes.

Changes to the allowance for credit losses are adjusted through credit loss expense, which is included within “Selling, general and administrative expenses” in the consolidated statements of operations and comprehensive income (loss). The following table presents the allowance for credit losses activity:

	Successor		Predecessor
	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$4,264	$—	$1,098
Initial allowance for credit losses	—	1,867	—
Provision	1,152	2,703	1,353
Accounts written off	(1,969)	(306)	(226)
Foreign currency translation	—	—	16
Ending balance	$3,447	$4,264	$2,241
NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

		Successor
	Useful Life (years)	December 31, 2025	December 31, 2024
Land		$6,179	$5,950
Buildings and leasehold improvements	25	25,364	19,308
Computer, software, and office equipment	3 – 5	23,279	2,917
Machinery and equipment	3 – 10	181,437	122,932
Vehicles, aircrafts and vessels	5 – 15	96,192	53,154
Construction in progress		11,238	6,878
Total property and equipment		343,689	211,139
Accumulated depreciation		(88,064)	(21,906)
Property and equipment, net		$255,625	$189,233
Total depreciation expense for property and equipment was recognized as follows for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Cost of revenue	$68,238	$25,282	$22,123	$54,504
Selling, general and administrative expenses	5,951	237	222	898
Total depreciation expense	$74,189	$25,519	$22,345	$55,402

NOTE 8. GOODWILL
The changes in the carrying amount of goodwill by reportable segment for the following periods are as follows:

	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Balance at December 31, 2023 (Predecessor)	$511,501	$—	$—	$511,501
Additions	20,788	—	—	20,788
Measurement period adjustments	—	—	—	—
Currency adjustments	(6,690)	—	—	(6,690)
Balance at July 29, 2024 (Predecessor)	$525,599	$—	$—	$525,599

Balance at July 30, 2024 (Successor)	$—	$—	$—	$—
Additions	869,548	—	—	869,548
Measurement period adjustments	(3,949)	—	—	(3,949)
Currency adjustments	(19,660)	—	—	(19,660)
Balance at December 31, 2024 (Successor)	$845,939	$—	$—	$845,939
Additions	25,163	516,873	237,189	779,225
Measurement period adjustments	—	—	—	—
Currency adjustments	24,431	—	—	24,431
Balance at December 31, 2025 (Successor)	$895,533	$516,873	$237,189	$1,649,595
NOTE 9. INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets were as follows:

		Successor
	Weighted Avg. Remaining Life (Years)	December 31, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	13.5	$1,282,032	$(82,609)	$1,199,423	$658,783	$(18,298)	$640,485
Customer backlog	1.7	88,466	(31,126)	57,340	—	—	—
Tradenames	12.6	139,498	(11,059)	128,439	98,392	(2,731)	95,661
Technology	3.2	8,019	(1,839)	6,180	4,925	(414)	4,511
		$1,518,015	$(126,633)	$1,391,382	$762,100	$(21,443)	$740,657
Amortization expense recognized on intangible assets was $104.1 million and $21.8 million during the year ended December 31, 2025 and for the period July 30 through December 31, 2024, respectively. For the period January 1 through July 29, 2024, and the year ended December 31, 2023, amortization expense recognized on intangible assets was $23.4 million and $39.4 million, respectively. Amortization expense is recorded in selling, general, and administrative expense on the consolidated statements of operations and comprehensive income (loss). Estimated amortization expense for the five following fiscal years is as follows:

Year	Amount
2026	$147,857
2027	116,706
2028	102,788
2029	100,082
2030	99,497
Thereafter	824,452
Total	$1,391,382

NOTE 10. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued Expenses and Other Current Liabilities
The Company’s accrued expenses and other current liabilities consisted of the following as of the below dates:

	Successor
	December 31, 2025	December 31, 2024
Accrued salaries, wages and related employee benefits	$58,655	$37,996
Accrued trade payables	32,090	4,146
Accrued operating expenses	21,718	4,869
Accrued indirect taxes	4,676	3,252
Accrued sales discounts	3,094	3,899
Current portion of contingent consideration	8,608	—
Other accrued expenses	22,785	11,879
Total accrued expenses and other current liabilities	$151,626	$66,041
Contingent Consideration
Contingent consideration arrangements are included as part of the purchase price of acquired companies on their respective acquisition dates. The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent consideration payments are included in “Selling, general and administrative expenses” in the consolidated statements of operations. During the year ended December 31, 2025 (Successor), the Company acquired contingent consideration of $9.3 million in the NV5 Acquisition and added $2.8 million related to other 2025 acquisitions. During the year ended December 31, 2025 (Successor), the Company recorded fair value re-measurements of $1.5 million that increased the liability. Accordingly, as of December 31, 2025, the Company had $13.6 million of contingent consideration recorded on the consolidated balance sheet, including $8.6 million reflected as current. As of December 31, 2024, the Company did not have any contingent consideration.
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
NOTE 12. LONG-TERM DEBT
The Company’s long-term debt obligations consisted of the following:

		Successor
	Maturity Date	December 31, 2025	December 31, 2024
Term Loans	July 30, 2031	$1,635,935	$773,063
Revolving Credit Facility	July 30, 2029	—	—
Promissory notes		15,273	—
Less: Unamortized deferred financing costs		(38,011)	(18,265)
Total debt, net		1,613,197	754,798
Less:
Current portion of Term Loans		(16,525)	(7,750)
Current portion of promissory notes		(8,986)	—
Long-term debt, net of current portion		$1,587,686	$747,048
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
Solely with respect to the Revolving Credit Facility, the Credit Facility contains a financial covenant for the First Lien Net Leverage Ratio to be tested as of the last day of any such fiscal quarter only in the event that the total outstanding (excluding undrawn Letters of Credit) is greater than 35% of the total Revolving Credit Commitment, in which case the First Lien Net Leverage Ratio may exceed 5.85 to 1.00. As of December 31, 2025 (Successor), the Company was in compliance with the covenants under the Credit Facility.

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
Repricing of Term Loan
On January 31, 2025, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the interest rate margins for the Term Loan decreased from 2.50% to 1.75% for the base rate and from 3.50% to 2.75% for the secured overnight financing rate (“SOFR”), adjusted for statutory reserves. All other material terms of the Credit Agreement, including the aggregate principal amount, repayment terms, and interest rate applicable on the revolving credit facility available under the Credit Agreement (the “Revolving Credit Facility”) remained the same. The Company evaluated the change of terms under ASC 470-50, Debt–Modifications and Extinguishments, and concluded the change in terms did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not an extinguishment of the debt. As such, the financing costs of $1.2 million were reflected as additional debt issuance costs and are amortized to interest expense over the term of the Term Loan.
Second Amendment to Credit Agreement
On August 4, 2025, in connection with the NV5 Acquisition, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement to: (i) include new term loans in an aggregate principal amount of $875.0 million (the “2025 Term Loans,” and together with the 2024 Term Loans, the “Term Loans”), and (ii) increase the aggregate amount of the Revolving Credit Facility from $75.0 million to $125.0 million. Principal payments on the Term Loans, commenced on September 30, 2025 and will be made in quarterly installments on the last day of each fiscal quarter in an amount equal to $4.1 million, subject to adjustments in accordance with the Credit Agreement. Accordingly, as of December 31, 2025 (Successor), the Company has reflected $16.5 million of principal payments as current in the consolidated balance sheet.
As of December 31, 2025, the Company had $1.6 billion of principal outstanding under the Term Loans. The interest rate applicable to the Term Loans is, at the Company’s option, either: (1) a base rate plus an applicable margin equal to 1.75% or (2) SOFR plus an applicable margin equal to 2.75%. For the year ended December 31, 2025, the Company recorded $4.8 million of amortization expense related to debt issuance costs incurred in connection with the Term Loans. The Term Loans will mature on July 30, 2031.
Revolving Credit Facility
The interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either a base rate plus an applicable margin equal to 2.50% or SOFR (adjusted for statutory reserves) plus an applicable margin equal to 3.50%. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.375% or 0.50% based on the Company’s first lien net leverage ratio. For the year ended December 31, 2025, the amortization expense related to debt issuance costs incurred in connection with the Revolving Credit Facility was immaterial. As of December 31, 2025 (Successor) and December 31, 2024 (Successor), the Company had no amounts outstanding under its Revolving Credit Facility.
Letters of Credit and Surety Bonds
As of December 31, 2025, the Company had $13.9 million in stand-by letters of credit issued (as a component of the Revolving Credit Facility), but did not withdraw any amount against the letters of credit. Additionally, the Company had $1.5 million in surety bonds outstanding, which are not a component of the Revolving Credit Facility.
Promissory Notes
The Company has outstanding uncollateralized promissory notes due to sellers issued in connection with prior acquisitions completed by NV5 prior to its acquisition by the Company. As of December 31, 2025 (Successor), the short-term and long-term outstanding balances of these promissory notes totaled $9.0 million and $6.3 million, respectively. As of December 31, 2025 (Successor), the Company’s weighted average interest rate on promissory notes was 1.6%.

2019 Credit Agreement
On December 20, 2019, the Predecessor entered into a credit agreement (the “2019 ASP Acuren Credit Agreement”). The 2019 ASP Acuren Credit Agreement was collateralized by all of the Predecessor’s assets. The 2019 ASP Acuren Credit Agreement provided for an initial term loan of $430.0 million and was amended on January 23, 2020, November 19, 2021, and August 15, 2023, providing an additional $15.0 million, $100.0 million and $170.0 million of principal under the term loan. The term loan would have matured on January 23, 2027 and provided for interest at a variable rate which consists of the base rate, as defined in the agreement, plus a SOFR-based applicable rate, which can vary between 3.0% and 4.5% depending on the type of term loan.
Under the 2019 ASP Acuren Credit Agreement, the Predecessor was subject to certain financial and nonfinancial covenants which place restrictions on leverage ratios, among other things. In addition, commencing with the year ending December 31, 2020, the 2019 ASP Acuren Credit Agreement required mandatory prepayments of the consolidated excess cash flows, as defined in the agreement, if certain cash flow targets were met.
As a result of the Acuren Acquisition, the outstanding amounts under the 2019 ASP Acuren Credit Agreement were paid off and the remaining unamortized deferred financing costs related to the revolving line of credit were extinguished.
Future Contractual Maturities
As of December 31, 2025, the Company had the following future contractual maturities of long-term debt:

Year	Amount
2026	$25,511
2027	19,737
2028	18,410
2029	17,715
2030	16,525
Thereafter	1,553,310
Total	$1,651,208
NOTE 13. FINANCIAL INSTRUMENTS
The Company’s risk management strategy from time to time utilizes interest rate swap agreements to mitigate interest rate exposure on its variable rate debt. The Company has not historically designated these derivatives as hedging instruments and reported these agreements at fair value with unrealized gains and losses recorded within “Interest expense, net” within the consolidated statements of operations and comprehensive income (loss) in the reporting period in which the unrealized gains and losses occurred. During the Successor period ended December 31, 2025 and December 31, 2024, the Company had no interest rate agreements. All historical agreements were terminated during the Predecessor period ended July 29, 2024.
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
On March 23, 2023, the Company renegotiated, in advance, a new instrument commencing on February 29, 2024, acting as a collar of a notional amount of $400.0 million, with an interest rate floor of 2.2% and an interest rate cap of 5.0% intended to further mitigate the Company’s exposure to increases in its variable interest rates on its term loans. During the Successor period ended December 31, 2025 and December 31, 2024, both interest rate instruments were terminated. During the years ended December 31, 2023, the change in the fair value of outstanding interest rate agreements resulted in a net unrealized loss of $7.8 million, which is included within interest expense, net. Additionally, during the years ended December 31, 2023 the Company recognized $11.1 million of realized gains relating to interest rate instruments in interest expense, net.

NOTE 14. INCOME TAXES
The Company had pre-tax income (loss) as follows:

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Domestic	$(138,276)	$(128,633)	$(30,305)	$(38,505)
Foreign	40,104	17,925	17,845	34,225
Total pre-tax income (loss)	$(98,172)	$(110,708)	$(12,460)	$(4,280)
The provision for income taxes consists of the following:

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Current
Federal	$(222)	$(248)	$—	$8,058
State	(263)	908	879	2,564
Foreign	22,219	8,099	11,397	15,130
Total current tax provision	$21,734	$8,759	$12,276	$25,752

Deferred
Federal	$(24,964)	$(9,634)	$(5,868)	$(14,912)
State	570	(1,246)	(1,506)	(2,215)
Foreign	(8,396)	(3,135)	(1,659)	(6,616)
Total deferred tax provision	$(32,790)	$(14,015)	$(9,033)	$(23,743)
Net deferred tax provision	$(32,790)	$(14,015)	$(9,033)	$(23,743)
Provision (benefit) for income taxes	$(11,056)	$(5,256)	$3,243	$2,009

A reconciliation of the United States statutory federal tax rate to the consolidated effective tax rate follows:

	Year Ended December 31, 2025
	Amount	Percentage
U.S. Federal Statutory Tax Rate	$(20,616)	21.00%
State and local income taxes, net of federal income tax effect (1)	495	(0.50)%
Foreign tax effects
Canada
Non-deductible expenses	1,181	(1.20)%
Withholding tax	5,694	(5.80)%
Foreign rate differential	1,128	(1.15)%
Other	(2,131)	2.17%
Other jurisdictions	1,329	(1.35)%
Effect of cross-border tax laws	59	(0.06)%

Nontaxable or nondeductible items
Meals and entertainment	2,153	(2.19)%
Transaction costs	1,331	(1.36)%
Other	(422)	0.43%
Tax credits
R&D tax credits	(2,213)	2.25%
Changes in unrecognized tax benefits	(121)	0.12%
Other adjustments	1,077	(1.10)%
Total	$(11,056)	11.26%
(1) State taxes in California, Florida, Illinois, Louisiana, Massachusetts, Missouri, Minnesota, Pennsylvania, and Texas made up the majority (greater than 50 percent) of the tax effect in this category.
The income tax benefit of $11.1 million for the year is less than the statutory rate primarily drive by non-deductible expenses, impacts of foreign tax rates and withholding taxes. These are partially offset by R&D tax credits generated during the year.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income as follows:

	Successor		Predecessor
	July 30 through December 31, 2024		January 1 through July 29, 2024		Year Ended December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax provision at statutory tax rate	(23,249)	21%	(2,617)	21%	(898)	21%
State income taxes, net of federal benefit	(260)	—%	(1,436)	12%	283	(7%)
Foreign tax rate differential	842	(1%)	1,522	(12%)	1,097	(26%)
Permanent differences	—	—%	(315)	2%	504	(12%)
Meals and entertainment	673	(1%)	877	(7%)	1,496	(35%)
Goodwill	—	—%	—	—%	(576)	14%
Transaction costs	2,730	(2%)	(5,154)	41%	—	—%
Stock compensation	14,705	(13%)	172	(1%)	309	(7%)
Bonus	—	—%	(2,185)	17%	—	—%
State rate deferred benefit	—	—%	—	—%	(557)	13%
Foreign deferred rate change	—	—%	—	—%	40	(1%)
Foreign WHT	—	—%	—	—%	—	—%
Change in valuation allowance	—	—%	12,596	(101%)	—	—%
Other	(697)	1%	(217)	1%	311	(7%)
Provision (benefit) for income taxes	$(5,256)	5%	$3,243	(27%)	$2,009	(47%)
A reconciliation of cash paid for taxes is as follows:

Year Ended December 31, 2025
Amount
Federal	$419
State
Louisiana	1,347
Other	1,933
Foreign
Canada	18,561
Alberta	4,106
Other	1,402
Total	$27,768
Global Intangible Low Taxed Income (“GILTI”) is a tax on income that is earned by certain foreign affiliates owned by a U.S. shareholder. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. The Company has determined that due to the statutory high tax exception related to foreign earnings, there was no impact of GILTI for the years ended December 31, 2024 (Successor) and 2023 (Predecessor) and $0.1 million for the period ended December 31, 2025.

Deferred income tax attributes resulting from differences between financial accounting and income tax bases of assets and liabilities are as follows:

	Successor
	December 31, 2025	December 31, 2024
Deferred income tax assets
Net operating loss carryforward	$38,394	$16,183
Allowance for doubtful accounts	2,674	1,030
Accrued expenses	3,791	1,852
IRC Sec 163(j) interest carryforward	45,863	29,839
Deferred share based compensation	10,012	398
Pension and workers compensation	1,084	1,087
Accrued compensation	3,936	1,875
Tax credits	3,082	1,082
Lease liabilities	15,251	7,555
IRC Sec 174 capitalized costs	26,173	1,250
Other	4,095	1,356
Gross deferred income tax assets	$154,355	$63,507

Deferred income tax liabilities
Right-of-use assets	(15,256)	(7,808)
Property and equipment	(33,990)	(27,520)
Goodwill and other intangibles	(322,132)	(178,086)
Other	(4,414)	—
Total deferred income tax liabilities	(375,792)	(213,414)
Valuation allowance	(80)	—
Net deferred income taxes	$(221,517)	$(149,907)
At December 31, 2025 the Company’s net deferred income tax balance within the consolidated balance sheet consisted of long-term deferred tax assets of approximately $1.4 million and long term deferred tax liabilities of approximately $223.0 million. At December 31, 2024, the balance consisted of long term deferred tax assets of approximately $0.8 million and long term deferred tax liabilities of approximately $150.7 million.
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
At December 31, 2025 and 2024, the Company had U.S. federal income tax net operating losses (“NOLs”) of approximately $160.3 million and $67.9 million, respectively. The federal NOLs do not expire as they have an indefinite carryforward period. At December 31, 2025 and 2024, the Company had U.S. state income tax NOLs of approximately $92.3 million and $14.9 million, respectively, of which $33.6 million have an indefinite carryforward period and remainder will begin to expire in 2026. In addition, the Company had foreign NOLs of approximately $2.1 million and $1.6 million at December 31, 2025 and 2024, respectively, which will begin to expire in 2028. The Company had U.S. interest expense carryforwards of $191.6 million and $132.2 million at December 31, 2025 and 2024, respectively, which can be carried forward indefinitely.
For U.S. federal tax purposes, the tax years 2022 and after remain open and subject to examination. For most U.S. state tax purposes, tax years 2021 and after remain open and subject to examination. For Canadian federal tax purposes, tax years 2021 and after remain subject to examination.

The Company provides for income and withholding taxes on previously unremitted foreign earnings of certain foreign subsidiaries. At December 31, 2025, the Company had accrued a deferred tax liability of $1.8 million of withholding taxes that would be due upon the distribution of such earnings from the non-U.S. subsidiaries to the U.S.
The Company has unrecognized tax benefits of $8.4 million at December 31, 2025 and $4.8 million at December 31, 2024. The following table summarizes the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024
Balance, beginning of period	$4,828	$13,976	$15,667
Additions for tax positions related to the current year	480	—	—
Additions for tax positions from prior years	3,694	—	—
Statutes of limitations expirations	(563)	(9,148)	(1,691)
Balance, end of period	$8,439	$4,828	$13,976
At November 14, 2022, the Company recorded a $14.5 million unrecognized tax benefit on its balance sheet as long-term tax payable related to the pre-acquisition tax exposures on Versa, a prior year acquisition. The Company is fully indemnified for any future realization of the liability through escrow funding and, as such, has also recorded a long-term asset of $14.5 million. On July 29, 2024, the Company released $1.7 million of the unrecognized tax benefit as a result of the expiration of the statue of limitations. In addition, on December 31, 2024 the Company released an additional $8.4 million of the unrecognized tax benefit related to Versa also as a result of the expiration of the statute of limitations. The corresponding long-term asset of $14.5 million was also reduced by $1.7 million and $8.4 million for the corresponding periods, respectively. In addition, the Company reduced the reserve by an additional $0.7 million as a result of the expiration of the statute of limitations on state tax returns as of December 31, 2024. At August 4, 2025, the Company recorded a $3.7 million unrecognized tax benefit related to pre-acquisition tax exposures of NV5. On December 31, 2025, the Company recorded an additional $0.4 million of unrecognized tax benefits for the current year and released $0.6 million as a result of the expiration of the statue of limitations. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense, which was not significant during the Successor period ending December 31, 2024 and the Predecessor period ending December 31, 2023, respectively.
The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with rules effective beginning in 2024 and expanding in 2025. Several jurisdictions in which the Company operates have enacted Pillar 2 legislation, while others continue to advance implementation; the U.S. has not adopted the rules. On January 5, 2026, the OECD/G20 released the Side-by-Side package, which provides administrative simplifications and new safe harbors, including exemptions from two of the three top-up taxes for qualifying U.S. parented groups and an extension of the Transitional Country-by-Country Reporting Safe Harbor through 2027. The Company is monitoring these developments and evaluating potential impacts. Based on current information, the Company has considered Pillar 2 tax within the provision for income taxes and does not expect Pillar 2 to have a material effect on its effective tax rate or consolidated financial statements.
On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation includes changes to federal tax law, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation and more favorable rules for determining the limitation on business interest expense, among other changes. The legislation is reflected in the annual effective rate and the cash tax position of the Company. The legislation resulted in a reduction in cash tax paid in 2025 and no material impact on the annual effective rate.
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

The Company leases real estate facilities from unrelated parties under operating lease agreements that have initial terms ranging from one to 20 years. The Company also leases vehicles under finance lease agreements with initial terms of four to five years. Accordingly, the Company recognizes a right-of-use (“ROU”) asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term for substantially all leases with a lease term greater than 12 months.

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Operating lease cost	$16,703	$3,667	$5,736	$8,813
Finance lease cost - amortization of right-of-use assets	12,519	4,118	6,010	10,298
Finance lease cost - Interest on lease liabilities	2,155	799	1,005	1,523
Short term lease expense	—	1,171	202	—
Variable lease cost	4,830	731	1,063	4
Total lease cost	$36,207	$10,486	$14,016	$20,638
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
Supplemental cash flow information related to lease is as follows:

	Successor		Predecessor
	Year Ended December 31, 2025	July 30 through December 31, 2024	January 1 through July 29, 2024	Year Ended December 31, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	15,850	3,429	5,990	9,284
Operating cash outflows - interest payments on finance leases	2,155	799	1,005	1,523
Financing cash outflows - principal payments on finance leases	12,042	3,906	5,745	9,948

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	44,935	5,575	6,748	6,949
Finance leases	21,454	4,673	5,988	11,049

Supplemental balance sheet information related to leases is as follows:

	Successor
	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets, net	$60,209	$30,001

Current portion of operating lease obligations	$19,894	$7,204
Non-current operating lease obligations	$40,619	$21,838
Total operating lease liabilities	$60,513	$29,042

Finance Leases
Equipment, net	$38,476	$28,532

Current portion of finance lease obligations	$13,690	$9,824
Non-current finance lease obligations	$25,430	$18,915
Total finance lease liabilities	$39,120	$28,739

Weighted-average remaining lease term (years):
Operating leases	4.14	5.45
Finance leases	3.10	3.26

Weighted-average discount rate:
Operating leases	6.74%	7.32%
Finance leases	6.72%	6.78%
As of December 31, 2025, maturities of the Companies lease liabilities under its long-term operating leases and finance leases for each of the next five years and thereafter are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026	$23,213	$15,755
2027	15,897	12,128
2028	11,275	8,144
2029	8,286	5,490
2030	5,089	2,201
Thereafter	6,041	91
Total lease payments	$69,801	$43,809
Less imputed interest	(9,288)	(4,689)
Total present value of lease liabilities	$60,513	$39,120
NOTE 16. EMPLOYEE BENEFIT PLANS
Retirement Plans
The Company provides a 401(k) savings plan for eligible U.S. based employees. Employee contributions are discretionary up to the IRS prescribed limits; however, catch up contributions are allowed for employees 50 years of age or older. The plan provides for discretionary employer matching contributions. During the year ended December 31, 2025 and during the period July 30 to December 31, 2024, the Company recognized expense of $5.2 million and $1.5 million, respectively. For the period from January 1 through July 29, 2024 and the year ended December 31, 2023, the Company recognized expense of $2.2 million and $3.1 million, respectively.

The Company’s Canadian subsidiaries provide registered retirement savings plans (“RRSP”). Employee and employer matching contributions are discretionary. The Company expensed $2.6 million and $1.0 million during the year ended December 31, 2025 and during the period July 30 to December 31, 2024. The Company expensed $1.3 million and $1.9 million during the period from January 1 through July 29, 2024 and the year ended December 31, 2023, respectively.
The Company participates in multiemployer retirement plans that provide defined benefits to certain employees covered by unionized collective bargaining agreements. Such plans are generally administered by the local labor representative of the respective union. The Company expensed $0.6 million and $0.3 million during the year ended December 31, 2025 and during the period July 30 to December 31, 2024. The Company expensed $0.2 million and $0.4 million during the period from January 1 through July 29, 2024 and the year ended December 31, 2023, respectively.
The Company’s Canadian operations are inherently highly unionized. The majority of Canadian direct employees belong to the Quality Control Council of Canada (“QCCC”), a union specifically dedicated to NDT professionals. The Company made employer contributions to the QCCC pension on behalf of its employees in the amounts of $12.1 million and $4.7 million for the year ended December 31, 2025 and during the period July 30 to December 31, 2024, respectively, and $6.8 million and $11.4 million during the period from January 1 through July 29, 2024 and the year ended December 31, 2023, respectively. The Company’s U.S. contributions are less than 5% of the total contributions in each plan it participates in. The Company’s percentage of contributions to the plan is not readily available public information. The future cost of these plans is dependent on several factors including the funded status of the plans and the ability of the participating employers to meet their ongoing funding obligations. If the Company voluntarily withdraws or is deemed to partially withdraw, or there is a mass employer withdrawal from the plan, the Company would be obligated to pay additional contributions for its proportionate share of the unfunded vested liability at that time.
NOTE 17. SHARE-BASED COMPENSATION
Successor Period
Restricted Stock Units and Restricted Stock Awards
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
The time-based awards issued to the Company’s employees vest either (i) in equal installments over a three-year service period from the grant date or (ii) cliff vest at the end of a three-year service period from the grant date. The time-based RSUs issued to the Company’s directors vest at the end of the anniversary date of their grant date. The market-based RSUs issued to the Company’s employees vest upon the later of the (i) first anniversary of the grant date and (ii) the calendar day following the 10 consecutive trading day period during which the VWAP of the Company’s common stock reaches $20.00 per share, which must be achieved before the fifth anniversary of the grant date. The performance-based RSUs issued to the Company’s employees vest based on the attainment of performance-based targets as outlined in the award grant notice over a three-year performance period.
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

Below is a summary of the activities of RSUs for the Successor periods ended December 31, 2025 and July 30 through December 31, 2024:

	Time Vesting Units		Market Vesting Units		Performance Vesting
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of July 30, 2024	—	$—	—	$—	—	$—
Granted	950,000	$10.00	900,000	$5.35	—	$—
Forfeited	(122,500)	$10.00	(122,500)	$5.35	—	$—
Units Vested	—	$—	—	$—	—	$—
Unvested as of December 31, 2024	827,500	$10.00	777,500	$5.35	—	$—
Granted	703,551	$9.35	—	$—	1,243,321	$9.34
Forfeited	(327,848)	$9.68	(222,500)	$5.35	(259,000)	$9.19
Units Vested	(259,001)	$10.00	—	$—	—	$—
Unvested as of December 31, 2025	944,202	$9.76	555,000	$5.35	984,321	$9.38
Share-based compensation expense is recorded in “Selling, general and administrative expenses” in the consolidated statements of operations and comprehensive income (loss). Share-based compensation expense for the Company’s RSUs during the year ended December 31, 2025 was $7.0 million, consisting of $3.6 million for time-based RSU’s, $1.1 million for market-based RSUs, and $2.3 million for performance-based RSU’s. Share-based compensation expense for the Company’s RSUs during the period from July 30 through December 31, 2024 was $1.5 million, consisting of $1.0 million for time-based RSU’s and $0.5 million for market-based RSUs,
As of December 31, 2025, the total unrecognized compensation expense for time-based RSUs was $7.2 million, which is expected to be recognized over a weighted average period of approximately 1.8 years. As of December 31, 2025, the total unrecognized compensation expense for market-based RSUs was $1.5 million, which is expected to be recognized over a weighted average period of approximately 1.2 years. As of December 31, 2025, the total unrecognized compensation expense for performance-based RSUs was $6.9 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.
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
The following summarizes the activity of restricted stock awards during the year ended December 31, 2025.

	Number of Unvested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	—	$—
Restricted stock awards issued for converted NV5 awards in conjunction with the NV5 Acquisition	7,280,777	$10.50
Forfeited	(182,355)	$10.50
Vested	(139,993)	$10.50
Unvested as of December 31, 2025	6,958,429	$10.50

Share-based compensation expense relating to RSAs during the year ended December 31, 2025 was $10.2 million. Share-based compensation expense includes $0.6 million of expense related to the Company’s liability-classified awards during the year ended December 31, 2025. The total estimated amount of the liability-classified awards for fiscal 2025 is approximately $6.6 million. As of December 31, 2025, the total unrecognized share-based compensation expense for RSAs was $36.1 million, which is expected to be recognized over a weighted average period of approximately 1.6 years. The total fair value of RSAs vested during the year ended December 31, 2025 was $1.4 million.
Cash Settlement of Tranche C Options
As stipulated in the merger agreement for the Acuren Acquisition, all unvested stock options were immediately vested on the ASP Closing Date, including the Tranche C stock options which would not have otherwise become exercisable due to the market condition not being achieved. Both U.S. and Canadian holders of Tranche C stock options (including the director as discussed below) received cash proceeds totaling $7.4 million at the ASP Closing Date, which was recognized as day-one compensation expense recorded in the consolidated statement of operations and other comprehensive income (loss) in the Successor period. See section “Predecessor Period—Stock Option Plans and Stock Grants” below for details of the compensation plan.
Series A Preferred Stock
Because the annual dividend amount associated with the Series A Preferred Stock (formerly known as the Founder Preferred Shares) is determined based on the market price of the Company’s common stock, the Company has determined the Series A Preferred Stock is akin to a market condition award settled in shares. The grant-date fair value of any potential future Annual Dividend amounted to approximately $72.8 million, which was measured using the Monte Carlo method and took into consideration different share price paths.
As the right to the annual dividend amount would only be triggered upon an acquisition, an event not considered probable until consummated, no expense was recognized before then. The Acuren Acquisition met the definition of an acquisition. Therefore, at the ASP Closing Date, the Company recognized a one-time, non-cash compensation expense of approximately $62.3 million, based on the grant-date fair value, net of cash consideration of $10.5 million received from the Founder Entity at the issuance. See “Note 4. Stockholders’ Equity” for further discussion.
Share Options
On May 22, 2023, the Company issued 125,000 share options to its then Independent Non-Founder Directors to purchase common stock (formerly, ordinary shares) of the Company (the “Share Options”). The Share Options have an exercise price of $11.50 per share of common stock, subject to such adjustment as the Directors consider appropriate in accordance with the terms of the option agreements, and a performance condition of vesting on an acquisition, which such vesting occurred upon the ASP Closing Date. The grant-date fair value of the Share Options was estimated at $1.647 per share. The Acuren Acquisition met the definition of an acquisition and as a result, the Company recognized a one-time, non-cash compensation expense of $0.2 million.
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
For the period ended July 29, 2024 and for the year ended December 31, 2023, the Company recorded approximately $17.9 million and $5.0 million, respectively, of stock compensation expense, which is included in “Selling, general and administrative expenses”.
The Company uses the Black-Scholes option pricing model to determine the fair value of options with service only vesting conditions and the Monte Carlo valuation model to determine the fair value of the option grants with market vesting condition. The following assumptions were used to value the options issued during the years ended December 31, 2023 and options modified during the period ended July 29, 2024:

	Predecessor Period ended July 29, 2024	Predecessor Year ended December 31, 2023
Weighted average risk-free interest rate	4.20 – 4.90%	3.77 – 5.22%
Expected dividend yield	—%	—%
Expected volatility	40%	40 - 50%
Expected life of options (years)	1.50 – 6.04	1.38 – 5.00
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
The Company’s reportable segments are strategic business units that offer different products and services. The accounting policies of the reportable segments are the same as those described under “Note 2. Summary of Significant Accounting Policies.” The CODM evaluates the performance of these reportable segments based on their respective gross profit. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis when making decisions about allocating resources. The CODM does not regularly review capital expenditures by segment. The following tables set forth certain financial information for each of the Company’s reportable segments for the periods indicated:

	Successor
	Year Ended December 31, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$1,098,888	$300,145	$131,263	$—	$1,530,296
Cost of revenue	$858,304	$157,660	$64,973	$—	$1,080,937
Gross profit	$240,584	$142,485	$66,290	$—	$449,359
Depreciation and amortization	$65,182	$3,040	$4,735	$105,373	$178,330
Total assets	$2,011,756	$1,173,971	$632,598	$577,984	$4,396,309
Long-lived assets (1)	$172,858	$10,702	$45,021	$27,044	$255,625
(1) Long-lived assets consist of property and equipment, net as identified in “Note 7. Property and equipment.” As of December 31, 2025, 70.2% and 28.6% of the Company’s long-lived assets were located in the United States and Canada, respectively.

	Successor
	July 30 through December 31, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$463,527	$—	$—	$—	$463,527
Cost of revenue	$359,848	$—	$—	$—	$359,848
Gross profit	$103,679	$—	$—	$—	$103,679
Depreciation and amortization	$25,519	$—	$—	$21,794	$47,313
Total assets	$2,030,931	$—	$—	$176,808	$2,207,739
Long-lived assets (1)	$189,233	$—	$—	$—	$189,233
(1) Long-lived assets consist of property and equipment, net as identified in “Note 7. Property and equipment.” As of December 31, 2024, 63.1% and 36.9% of the Company’s long-lived assets were located in the United States and Canada, respectively.

	Predecessor
	January 1 through July 29, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$633,866	$—	$—	$—	$633,866
Cost of revenue	$471,881	$—	$—	$—	$471,881
Gross profit	$161,985	$—	$—	$—	$161,985
Depreciation and amortization	$22,345	$—	$—	$23,432	$45,777

	Predecessor
	Year Ended December 31, 2023
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$1,050,057	$—	$—	$—	$1,050,057
Cost of revenue	$810,534	$—	$—	$—	$810,534
Gross profit	$239,523	$—	$—	$—	$239,523
Depreciation and amortization	$55,402	$—	$—	$39,416	$94,818
The Company disaggregates its revenues from contracts with customers by geographic location, customer type, and contract type for each of its reportable segments. Disaggregated revenues include inter-segment revenues which are ultimately eliminated within Corporate and Eliminations. The Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.
Revenues, classified by the major geographic area in which the Company’s customers are located, were as follows:

	Successor
	Year Ended December 31, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$601,105	$260,270	$122,654	$984,029
Canada	487,283	—	849	488,132
Other foreign	10,500	39,875	7,760	58,135
Total segment revenues	$1,098,888	$300,145	$131,263	$1,530,296

	Successor
	July 30 through December 31, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$266,831	$—	$—	$266,831
Canada	196,696	—	—	196,696
Other foreign	—	—	—	—
Total segment revenues	$463,527	$—	$—	$463,527

	Predecessor
	January 1 through July 29, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$363,119	$—	$—	$363,119
Canada	270,747	—	—	270,747
Other foreign	—	—	—	—
Total segment revenues	$633,866	$—	$—	$633,866

	Predecessor
	Year Ended December 31, 2023
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$643,492	$—	$—	$643,492
Canada	406,565	—	—	406,565
Other foreign	—	—	—	—
Total segment revenues	$1,050,057	$—	$—	$1,050,057
Revenues by customer type were as follows:

	Successor
	Year Ended December 31, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Public and quasi-public sector	$40,470	$147,579	$106,396	$294,445
Private sector	1,058,418	152,566	24,867	1,235,851
Total segment revenues	$1,098,888	$300,145	$131,263	$1,530,296

	Successor
	July 30 through December 31, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Public and quasi-public sector	$9,123	$—	$—	$9,123
Private sector	454,404	—	—	454,404
Total segment revenues	$463,527	$—	$—	$463,527

	Predecessor
	January 1 through July 29, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Public and quasi-public sector	$10,335	$—	$—	$10,335
Private sector	623,531	—	—	623,531
Total segment revenues	$633,866	$—	$—	$633,866

	Predecessor
	Year Ended December 31, 2023
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Public and quasi-public sector	$16,536	$—	$—	$16,536
Private sector	1,033,521	—	—	1,033,521
Total segment revenues	$1,050,057	$—	$—	$1,050,057
Revenues by contract type were as follows:

	Successor
	Year Ended December 31, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Cost-reimbursable contracts	$1,044,637	$271,226	$127,537	$1,443,400
Fixed-unit price contracts	54,251	28,919	3,726	86,896
Total segment revenues	$1,098,888	$300,145	$131,263	$1,530,296

	Successor
	July 30 through December 31, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Cost-reimbursable contracts	$442,997	$—	$—	$442,997
Fixed-unit price contracts	20,530	—	—	20,530
Total segment revenues	$463,527	$—	$—	$463,527

	Predecessor
	January 1 through July 29, 2024
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Cost-reimbursable contracts	$614,774	$—	$—	$614,774
Fixed-unit price contracts	19,092	—	—	19,092
Total segment revenues	$633,866	$—	$—	$633,866

	Predecessor
	Year Ended December 31, 2023
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Cost-reimbursable contracts	$1,026,478	$—	$—	$1,026,478
Fixed-unit price contracts	23,579	—	—	23,579
Total segment revenues	$1,050,057	$—	$—	$1,050,057

NOTE 20. RELATED PARTIES
On July 30, 2024, the Company entered into a Consulting Services Agreement with Mariposa Capital, LLC, an entity owned by the Co-Chairman of the Company’s board of directors. Under this agreement, Mariposa Capital, LLC agreed to provide certain services, including corporate development and consulting services, consulting services with respect to mergers and acquisitions, investor relations services, strategic planning consulting services, capital expenditure allocation consulting services, strategic treasury consulting services and such other services relating to the Company as may from time to time be mutually agreed. In connection with these services, Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. The initial term of this agreement was for the one-year period ended July 30, 2025. The agreement was automatically renewed and automatically renews for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. This agreement may only be terminated by the Company upon a vote of a majority of the directors. In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the initial term or a renewal term, as the case may be. During the year ended December 31, 2025, the Company incurred advisory fees of $2.0 million that were paid to Mariposa Capital, LLC.
As of December 31, 2025, the Company declared a dividend of 668,347 shares of common stock which were issued to the holder of the Series A Preferred Stock in January 2026.
The Company was previously party to an agreement with American Securities, LLC, a related party at that time. The Company expensed $2.5 million and $3.4 million included in “Selling, general and administrative expenses” in relation to this agreement for the period from January 1 through July 29, 2024 and the year ended December, 31, 2023, respectively. This agreement terminated at the closing of the Acuren Acquisition.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Management maintains and assesses the effectiveness of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. These disclosure controls and procedures are also designed to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.
As required by Rule 13a-15(b) of the Exchange Act, our management, including our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in our internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As indicated above, we identified material weaknesses in our internal control over financial reporting as:
•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness contributed to the following additional material weaknesses.
•We did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures; further, we did not design and maintain effective controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.
These material weaknesses resulted in the misstatement of our income tax provision (benefit) and deferred tax liabilities and related financial statement disclosures which resulted in the restatement of our financial statements for the predecessor period January 1 through July 29, 2024. These material weaknesses also resulted in immaterial audit adjustments to our current and previously issued annual and interim consolidated financial statements in the following financial statement line items: accounts receivable; prepaid expenses and other current assets; accounts payable; accrued expenses and other current liabilities; deferred tax liabilities; current portion of lease obligations; non-current lease obligations; revenue; cost of revenue; selling, general and administrative expenses; and interest expense. Additionally, these material weaknesses could result in a misstatement of all of the Company’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•We did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain:
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
These IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
As permitted by SEC staff guidance for newly acquired businesses management has excluded NV5 Global, Inc. (“NV5”) from our assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. The total assets and total revenues of NV5, a wholly-owned subsidiary, excluded from management’s assessment represent approximately 13% and 28%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II. Item 8 of this Annual Report on Form 10-K.

Management’s Plans to Remediate the Material Weaknesses
Management is in the process of developing a remediation plan for the material weaknesses that have been identified. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company is implementing enhancements to its internal controls to remediate the identified material weaknesses in its internal control over financial reporting. We are committed to maintaining an effective control environment and will continue to monitor the effectiveness of these efforts, adjusting as necessary.
Specifically, the Company has:
•Engaged a third-party advisor to support the design and implementation of internal control over financial reporting in accordance with the Sarbanes-Oxley Act (“SOX”);
•Hired a new Chief Accounting Officer and Corporate Controller, both with experience in building and enhancing control environments, to strengthen the finance organization;
•Delivered targeted training across the Company on SOX requirements, internal control over financial reporting, segregation of duties and other critical control environment topics;
•Completed a financial statement risk assessment and documented business processes and internal controls deemed critical to financial reporting;
•Developed and begun implementing enhanced policies and procedures for journal entries, account reconciliations, and other core accounting processes;
•Began assessing the design and operating effectiveness of internal control over financial reporting;
•Initiated remediation of segregation of duties conflicts and improvements to user access protocols; and
•Implemented monitoring controls over key information systems and applications relevant to financial reporting.
In addition, the Company plans to continue hiring qualified accounting, finance and IT personnel with the necessary skills and expertise to support ongoing remediation and sustain an effective control environment.
While these remediation efforts are expected to significantly improve our internal control over financial reporting, they require time to be fully implemented and validated. Additional controls may also be required over time as the Company evolves. The Company will not be able to conclude that the material weaknesses have been remediated until the new and enhanced controls have been in place for a sufficient period of time and have been tested for both design and operating effectiveness.
Changes in Internal Control Over Financial Reporting
There have not been any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the filing of this report, we continue to implement the changes and remediation plans described above.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.
ITEM 9B. OTHER INFORMATION.
(b) 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(d) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year end.
ITEM 11. EXECUTIVE COMPENSATION.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2025.

	As of December 31, 2025
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders
2024 Plan	1,605,000	—		27,919,252	(3)
Equity Compensation Plans Not Approved by Security Holders
Director Stock Options (1)	125,000	$11.50		—
Total	1,730,000	$11.50	(2)	27,919,252
___________
(1) Represents stock options previously issued in connection with its initial public offering to the Company’s then non-founder directors.
(2) Included in the total number of securities in column (a) is restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights (excluding restricted stock units) is $11.50.
(3) The 2024 Plan has an evergreen provision that allows for an increase in the number of shares available for issuance under the 2024 Plan to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2024, equal to the lesser of (i) 5.0% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as determined by the Board of Directors. Pursuant to this provision, an additional 11,024,252 shares of common stock were added to the shares reserved for issuance under the 2024 Plan on January 1, 2026.

Descriptions of our equity compensation plans can be found in “Note 17. Share-Based Compensation” of the Notes to our Consolidated Financial Statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year end.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Documents filed as part of this 2025 Annual Report on Form 10-K:
1)Financial Statements
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

2.2#
Agreement and Plan of Merger, dated May 14, 2025 by and among TIC Solutions, Inc. (f/k/a Acuren Acquisition), Ryder Merger Sub I, Inc., Ryder Merger Sub II, Inc. and NV5 Global, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2025).

3.1
Certificate of Incorporation of TIC Solutions, Inc. (f/k/a Acuren Acquisition) (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

3.2	Certificate of Amendment of TIC Solutions, Inc., dated October 7, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2025).
3.3
Bylaws of TIC Solutions, Inc. (f/k/a Acuren Acquisition) (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

4.1*	Description of Capital Stock
4.2	Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2025).
4.3
Amended and Restated Warrant Instrument, dated as of September 23, 2024, executed by TIC Solutions, Inc. (f/k/a Acuren Corporation) (form of Warrant contained in Schedule I thereto) (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.1†
TIC Solutions, Inc. (f/k/a Acuren Corporation) 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.2†
TIC Solutions, Inc. (f/k/a Acuren Corporation) 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 effective March 27, 2025 (File No. 333-286171)).

10.3†
Form of Restricted Stock Unit Agreement (Non-Employee Directors) — TIC Solutions, Inc. (f/k/a Acuren Corporation) 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.4†
Form of Restricted Stock Unit Agreement — TIC Solutions, Inc. (f/k/a Acuren Corporation) 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.5
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.6#
Credit Agreement, dated as of July 30, 2024, by and among Acuren Holdings, Inc. (f/k/a ASP Acuren Holdings, Inc.), as initial borrower, TIC Solutions, Inc. (f/k/a Acuren Corporation and which was f/k/a Admiral Acquisition Limited), as holdings, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.7
Pledge and Security Agreement, dated as of July 30, 2024, made by Acuren Delaware HoldCo, Inc. (f/k/a AAL Delaware HoldCo, Inc.), Acuren Holdings, Inc. (f/k/a ASP Acuren Holdings, Inc.), TIC Solutions, Inc. (f/k/a Acuren Corporation), and the grantors from time to time party thereto in favor of Jefferies Finance LLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.8
Consulting Services Agreement, dated as of July 30, 2024, by and between TIC Solutions, Inc. (f/k/a Acuren Corporation) and Mariposa Capital, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.9#
Placing Agreement, dated May 17, 2023, by and between Admiral Acquisition Limited, certain of its directors and founders, Mariposa Acquisition IX, LLC, Jefferies International Limited, Jefferies GmbH and UBS AG London Branch (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.10†	Form of Option Deeds (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).
10.11	Founder Insider Letter, dated May 17, 2023 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).
10.12†
Executive Employment Agreement, dated September 19, 2024, by and between TIC Solutions, Inc. (f/k/a Acuren Corporation) and Talman B. Pizzey (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.13†
Executive Employment Agreement, dated November 20, 2024, by and between TIC Solutions, Inc. (f/k/a Acuren Corporation) and Kristin Schultes (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-4 effective December 16, 2024 (File No. 333-282976)).

10.14#
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

10.15#
Second Amendment to Credit Agreement, dated August 4, 2025, by and among Acuren Delaware Holdco, Inc., as the initial borrower, Acuren Holdings, Inc., as a borrower, TIC Solutions, Inc. (f/k/a Acuren Corporation), as holdings, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 4, 2025).

10.16	Fiona Sutherland Separation Letter, dated August 26, 2025 (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 effective October 29, 2025 (333-290838).
10.17
Securities Purchase Agreement, dated October 5, 2025, by and among TIC Solutions, Inc. (f/k/a Acuren Corporation) and the investors party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2025).

10.18
Registration Rights Agreement, dated October 7, 2025, by and among TIC Solutions, Inc. (f/k/a Acuren Corporation) and the investors party (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 7, 2025).

19.1	TIC Solutions, Inc. (f/k/a Acuren Corporation) Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed on March 27, 2025).
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of PricewaterhouseCoopers LLP (Successor).
23.2*	Consent of PricewaterhouseCoopers LLP (Predecessor).
31.1*	Certification by Talman B. Pizzey, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Kristin Schultes, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Talman B. Pizzey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Kristin Schultes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	TIC Solutions, Inc. (f/k/a Acuren Corporation) Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed on March 27, 2025).
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

ACUREN CORPORATION

Date: March 12, 2026	By:	/s/ Talman Pizzey
Talman Pizzey
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Talman Pizzey	Chief Executive Officer and Director	March 12, 2026
Talman Pizzey	(Principal Executive Officer)

/s/ Kristin Schultes	Chief Financial Officer	March 12, 2026
Kristin Schultes	(Principal Financial and Accounting Officer)

/s/ Benjamin Heraud	President and Chief Operating Officer and Director	March 12, 2026
Benjamin Heraud

/s/ Robert A. E. Franklin	Executive Chairman of the Board of Directors	March 12, 2026
Robert A. E. Franklin

/s/ Sir Martin E. Franklin	Co-Chairman of the Board of Directors	March 12, 2026
Sir Martin E. Franklin

/s/ Antoinette C. Bush	Director	March 12, 2026
Antoinette C. Bush

/s/ Rory Cullinan	Director	March 12, 2026
Rory Cullinan

/s/ Elizabeth Meloy Hepding	Director	March 12, 2026
Elizabeth Meloy Hepding

/s/ Peter Hochfelder	Director	March 12, 2026
Peter Hochfelder

/s/ James E. Lillie	Director	March 12, 2026
James E. Lillie

/s/ Byron Roth	Director	March 12, 2026
Byron Roth

/s/ Dickerson Wright	Director	March 12, 2026
Dickerson Wright