Form 10-K/A
period 2025-12-31
TIC Solutions, Inc.
filed 2026-04-30
CIK 2032966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
The number of shares of the Registrant’s common stock outstanding as of April 24, 2026 was 221,042,604.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
TIC Solutions, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Fiscal 2025”) that was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026 (the “Original Form 10-K”) for the purpose of including certain information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K is hereby amended to include as new Exhibits 31.3 and 31.4 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
In addition, this Amendment also amends Part II “Item 9B. Other Information” by adding a Rule 10b5-1 trading arrangement entered into by Dickerson Wright, a director of the Company, during the three months ended December 31, 2025, which was inadvertently omitted from the disclosure included in the Original Form 10-K.
Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not affect any other section of the Original Form 10-K and speaks as of the filing date of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART II
Except as otherwise specified, all references herein to the “Company,” “TIC Solutions,” “we,” “us” or “our” refer to TIC Solutions, Inc. and “Fiscal” refers to the fiscal year ended December 31 of each applicable year.
ITEM 9B. OTHER INFORMATION.
(b) 10b5-1 Trading Plans
None of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the three months ended December 31, 2025, except as described in the table below:

Name and Title	Date Adopted or Terminated	Type of Trading Arrangement(1)	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Dickerson Wright, Director	December 8, 2025 (Adopted)	Rule 10b5-1 Trading Arrangement	Sale	May 11, 2026 to March 15, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 1,200,000 shares
(1)     The trading arrangement marked as a “Rule 10b5-1 trading arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
BOARD OF DIRECTORS
We believe all of our directors bring to our Board of Directors, or the Board, a wealth of experiences derived from their service in executive, director or managerial roles. Biographical and other information for our directors, as of April 24, 2026, is set forth below.

Name	Age	Position
Robert A.E. Franklin	34	Executive Chairman of the Board
Sir Martin E. Franklin	61	Co-Chairman of the Board
Talman B. Pizzey	61	Director
Antoinette C. Bush	69	Independent Director
Rory Cullinan	66	Lead Independent Director
Elizabeth Meloy Hepding	48	Independent Director
Benjamin Heraud	44	President, Chief Executive Officer and Director
Peter A. Hochfelder	64	Independent Director
James E. Lillie	64	Independent Director
Byron Roth	63	Independent Director
Dickerson Wright	79	Independent Director

Robert A. E. Franklin	BACKGROUND:
Robert A.E. Franklin has served as one of our directors since May 2023 and Co-Chairman since July 2024 (including as Executive Chairman since August 2025). Mr. Franklin currently serves on the Board of Sweet Oak Parent, LLC, a diversified platform for consumable products, including Royal Oak Enterprises, LLC and Whole Earth Brands, Inc. He also currently serves as Chairman of Triton Long-Term Investments LLC and was a director of Double Diamond Distillery LLC from June 2017 to December 2021. Mr. Franklin has been actively involved in prior acquisition vehicles, including Nomad Holdings Limited (the vehicle that became Nomad Foods Limited) and J2 Acquisition Limited (the vehicle that became APi Group Corporation). Prior to joining Mariposa Capital, LLC as a partner in November 2016, Mr. Franklin previously served as an investment associate at TOMS Capital, a New York-based family office, from September 2014 to September 2016 and an investment banking analyst at Barclays Capital, focusing on technology, media and telecommunications from June 2013 to August 2014. Mr. Franklin is the son of the Co-Chairman of the Board, Sir Martin E. Franklin.
Executive Chairman

Age: 34

DIRECTOR SINCE:
2023

SKILLS & QUALIFICATIONS:
We believe Mr. Franklin’s qualifications to serve on our Board of Directors include his investment experience and his prior board experience.

Sir Martin E. Franklin	BACKGROUND:
Sir Martin is one of our co-founders and has served as a director since our inception in December 2022 and Co-Chairman since July 2024. Sir Martin is the founder and CEO of Mariposa Capital, LLC, a Miami-based private investment office focused on long-term value creation across various industries, and Chairman and controlling shareholder of Sweet Oak Parent, LLC, a diversified platform for consumable products, including Royal Oak Enterprises, LLC and Whole Earth Brands, Inc. Sir Martin is also the Co-founder and Co-Chairman of Nomad Foods Limited, the Founder and Executive Chairman of Element Solutions Inc1 and the co-Chairman of APi Group Corporation. He previously served as a director of Restaurant Brands International, Inc. from 2014 to 2019. Sir Martin was the co-founder and Chairman of Jarden Corporation (“Jarden”) from 2001 until April 2016 when Jarden merged with Newell Brands Inc (“Newell”) serving also as its CEO from 2001 to 2011 and its Executive Chairman from 2011 to 2016. Prior to co-founding Jarden in 2001, Sir Martin served as the Chairman and/or Chief Executive Officer of three public companies between 1992 to 2000: Benson Eyecare Corporation, Lumen Technologies, Inc., and Bollé Inc. Sir Martin is the father of the Executive Chairman of the Board, Robert A.E. Franklin.
Co-Chairman

Age: 61

DIRECTOR SINCE:
2022

SKILLS & QUALIFICATIONS:
We believe Sir Martin’s qualifications to serve on our Board of Directors include his leadership, extensive experience as a member of other corporate boards and his knowledge of public companies.
1 On March 23, 2026, Sir Martin announced that he will step down as Executive Chairman and as a director of the Board of Element Solutions Inc., effective at its 2026 Annual Meeting

Talman B. Pizzey	BACKGROUND:
Talman B. Pizzey has served as one of our directors since July 2024 following the Acuren Acquisition. Mr. Pizzey also served as our President and Chief Executive Officer from July 2024 until March 2026 and Chief Executive Officer of ASP Acuren and its affiliated companies from December 2019 until March 2026. Prior to his tenure as Chief Executive Officer, Mr. Pizzey was the Chief Operating Officer for ASP Acuren’s Canadian businesses since 2005, holding various positions at the company and its predecessors since 2005.
Director

Age: 61

DIRECTOR SINCE:	SKILLS & QUALIFICATIONS:
2024	We believe Mr. Pizzey’s qualifications to serve on our Board of Directors include his leadership skills and his experience in the safety and compliance industry.

Antoinette C. Bush	BACKGROUND:
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
Director

Age: 69

DIRECTOR SINCE:
2024

COMMITTEES:
Compensation, Nominating and Corporate Governance
SKILLS & QUALIFICATIONS:
We believe Ms. Bush’s qualifications to serve on our Board of Directors include her board experience and her legal experience.

Rory Cullinan	BACKGROUND:
Rory Cullinan has served as one of our directors since May 2023 and Lead Independent Director since July 2024. Mr. Cullinan currently serves on the board of directors of Cervecera CCU Chile Limitada and Embotelladoras Chilenas Unidas S.A. and on the advisory board of Delancey Real Estate Asset Management Limited, to which he was appointed in 2007. From September 2017 to October 2019, Mr. Cullinan also served on the board of J2 Acquisition Limited (the vehicle that became APi Group Corporation). From August 2009 until March 2015, Mr. Cullinan was an executive officer of various companies within the Royal Bank of Scotland Group, during which time he was Chief Executive Officer of both the Non-Core Division and Asset Protection Scheme and the Capital Resolution Group, and subsequently Executive Chairman of the Corporate and Institutional Banking (“CIB”) and Capital Resolution Group. Whilst Executive Chairman of the CIB and Capital Resolution Group, Mr. Cullinan led the $3 billion IPO of Citizens Financial Group, Inc. From August 2007 until 2009, Mr. Cullinan was a board member of the Renaissance Group, during which the Renaissance Group established the then largest private equity fund in Russia for $600 million. Mr. Cullinan has previously served as an executive director of the Royal Bank of Scotland Group plc from 2001 until 2005. He was the Head of Financial Services at Permira Advisors LLC from 2005 until 2006.
Director

Age: 66

DIRECTOR SINCE:
2023

COMMITTEES:
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
Director

Age: 48
DIRECTOR SINCE:
2024

COMMITTEES:
Audit, Nominating and Corporate Governance	SKILLS & QUALIFICATIONS:
We believe Ms. Hepding’s qualifications to serve on our Board of Directors include her finance background and experience in corporate strategy.

Benjamin Heraud	BACKGROUND:
Benjamin Heraud is our Chief Executive Officer and has served as one of our directors since August 2025. Mr. Heraud previously served as our President and Chief Operating Officer from August 2025 until March 2026. Prior to joining TIC Solutions, Mr. Heraud was Chief Executive Officer of NV5 Global, Inc. (“NV5”) from January 2025 until its acquisition by us in August 2025. From March 2024 until January 2025, Mr. Heraud served as the Co-Chief Executive Officer of NV5, and prior to that he served as Chief Operating Officer for NV5 since May 2017 when he joined NV5 through the acquisition of Energenz. Mr. Heraud co-founded Energenz in Hong Kong in November 2009 and was the Chief Executive Officer from 2013 through to its acquisition by NV5 in 2017.
Chief Executive Officer and Director

Age: 44

DIRECTOR SINCE:
2025

SKILLS & QUALIFICATIONS:
We believe Mr. Heraud’s qualifications to serve on our Board of Directors include his more than 20 years of technical experience in the field of energy management consulting, building systems commissioning, analytics and design oversight.

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
Director

Age: 64

DIRECTOR SINCE:
2024

COMMITTEES:
Audit, Compensation (chair)	SKILLS & QUALIFICATIONS:
We believe Mr. Hochfelder’s qualifications to serve on our Board of Directors include his investment and board experience.

James E. Lillie	BACKGROUND:
James E. Lillie has served as one of our directors since July 2024. Mr. Lillie has also served as a director of APi Group Corporation since September 2017 and as Co-Chair since October 2019. Previously, he served as Jarden’s Chief Executive Officer from June 2011 until Jarden’s business combination with Newell in 2016. From 2003 to 2011, Mr. Lillie served as Jarden’s Chief Operating Officer and President (from 2004). From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravis, Roberts & Company (“KKR”) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of senior level management positions across a variety of disciplines including human resources, manufacturing, finance and operations at World Color, Inc., another KKR portfolio company. Since June 2015, Mr. Lillie has served on the board of directors of Nomad Foods Limited and served on the board of directors of Tiffany & Co. from February 2017 until January 2021.
Director

Age: 64

DIRECTOR SINCE:
2024

COMMITTEES:
Compensation, Nominating and Corporate Governance (chair)
SKILLS & QUALIFICATIONS:
We believe Mr. Lillie’s qualifications to serve on our Board of Directors include his operational experience and board experience.

Byron Roth	BACKGROUND:
Byron Roth has served as one of our directors since August 2025, following TIC Solutions' acquisition of NV5 Global, Inc. Byron is the Executive Chairman of Roth Capital Partners, LLC, a full service investment bank, which he has led since 1992. Mr. Roth co-founded three private investment firms: Rx3 Ventures LP, a fund focused on consumer growth investments, RIVI Capital LLC, with investments in the precious metals mining sector, and Aceras Life Sciences LLC, which provides capital to companies for the development of novel medical innovations. He also co-founded two asset management firms: Cortina Asset Management, acquired by Silvercrest Asset Management (NASDAQ: SAMG), and EAM Investors LLC.
Director

Age: 63

DIRECTOR SINCE:
2025
SKILLS & QUALIFICATIONS:
We believe Mr. Roth’s qualifications to serve on our Board of Directors include his broad industry perspective regarding finance, governance and oversight.

Dickerson Wright	BACKGROUND:
Dickerson Wright has served as one of our directors since August 2025. Mr. Wright was previously the Executive Chairman of the Board of Directors of NV5 from March 2024 until its acquisition by TIC Solutions in August 2025. From January 2015 until March 2024, Mr. Wright served as the Chief Executive Officer and Chairman of the Board of NV5. From NV5’s inception in September 2011 until January 2015, he served as its President.
Director

Age: 79

DIRECTOR SINCE:	SKILLS & QUALIFICATIONS:
2025	We believe Mr. Wright’s qualifications to serve on our Board of Directors include his more than 45 years of uninterrupted experience in managing and developing engineering companies.

Our Executive Officers
Set forth below is certain information relating to our current executive officers. Biographical information with respect to Mr. Heraud is set forth above under “Board of Directors.”

Name	Age	Position
Benjamin Heraud	44	Chief Executive Officer
Kristin Schultes	46	Chief Financial Officer
MaryJo O’Brien	63	Chief Human Resources Officer

Kristin Schultes	BACKGROUND:
Kristin Schultes has served as our Chief Financial Officer since December 2024. Prior to joining TIC Solutions, Ms. Schultes served as the Vice President of Corporate Development at APi Group Corporation, a business services provider of safety and specialty services since January 2021. Prior to that, Ms. Schultes held several key financial and operational leadership positions at Gardner Builders as well as Metropolitan Mechanical Contractors, Inc., a portfolio company of APi Group Corporation, including as President and Chief Financial Officer. Ms. Schultes began her career in public accounting working with Deloitte and Grant Thornton, where she focused on attestation, M&A and Sarbanes-Oxley compliance.
Chief Financial Officer

December 2024 to Present

Age: 46

MaryJo O’Brien	BACKGROUND:
MaryJo O’Brien was appointed as our Chief Human Resources Officer in August 2025 following our acquisition of NV5 Global, Inc. (the “NV5 Acquisition”). Prior to August 2025, Ms. O’Brien served as a member of the board of directors of NV5 since June 2018 and served as NV5’s Executive Vice President, Chief Administrative Officer and Secretary from September 2011 until August 2025. Ms. O’Brien previously served as Executive Vice President of Human Resources and Administration of NV5 from January 2010 to September 2011. Ms. O’Brien has more than 35 years of experience in human resources, administration and the engineering and consulting industry. From March 2008 through November 2009, Ms. O’Brien served as the Director of Human Resources for Nova Group Services, Inc. From 2002 to 2008, Ms. O’Brien held various management positions with Bureau Veritas North America. Further, Ms. O’Brien served in similar human resources and administrative capacities for Testing Engineers - San Diego and U.S. Laboratories from 1987 to 2002.
Chief Human Resources Officer

August 2025 to Present

Age: 63

Corporate Governance
Corporate Governance Guidelines
Our Board of Directors is responsible for overseeing the management of our company. The Board of Directors has adopted Corporate Governance Guidelines (“Governance Guidelines”) which set forth our governance principles relating to, among other things:
•director independence;
•director responsibilities;
•mandatory retirement age for independent directors;
•board structure and meetings; and
•the performance evaluation of our Board of Directors.
Our Governance Guidelines are available in the Investor Relations section of our website at www.ticsolutions.com.

Board Committees
Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Copies of these committee charters setting forth the responsibilities of each committee are available in the Investor Relations section of our website at www.ticsolutions.com, and such information is also available in print to any stockholder who requests it through our Investor Relations department. The committees will periodically review their respective charters and recommend any needed revisions to the Board of Directors. The following is a summary of the composition of each committee:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Antoinette C. Bush		X	X
Rory Cullinan	X*
Elizabeth Meloy Hepding	X		X
Peter A. Hochfelder	X	X*
James E. Lillie		X	X*
*    Denotes Chair of applicable Committee.
Audit Committee
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
•meets the independence requirements of the New York Stock Exchange (“NYSE”) governance standards;
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
•reviewing and approving our equity-based compensation plans and incentive compensation plans, including reviewing and approving equity awards issued under such plans; and
•approving the compensation committee report on executive compensation (if and to the extent) required to be included in our annual proxy statement.
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
Nominating and Corporate Governance Committee
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
•overseeing any self-evaluations of the Board and each committee; and
•reviewing director nominations submitted by stockholders.
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
Code of Business Conduct and Ethics
Our Board of Directors has adopted a written Code of Conduct (“Code of Conduct”) that establishes the standards of ethical conduct applicable to all our directors, officers, and employees. In addition, our Board of Directors has adopted a written Code of Ethics for Senior Financial Officers (“Code of Ethics”) applicable to our chief executive officer, chief financial officer, chief accounting officer, controller and other senior financial officers. Copies of our Code of Conduct and Code of Ethics are publicly available in the Investor Relations section of our website at www.ticsolutions.com. Any waiver of our Code of Ethics with respect to our chief executive officer, chief financial officer, chief accounting officer, controller or persons performing similar functions may only be authorized by our Board of Directors and will be disclosed as promptly as practicable, as may be required under applicable SEC and NYSE rules on our Investor Relations section of our website at www.ticsolutions.com.

Insider Trading Policy
We have adopted an insider trading policy (the “Insider Trading Policy”) applicable to directors, officers, and employees of the Company and its subsidiaries. We believe the Insider Trading Policy is reasonably designed to promote compliance with the insider trading laws, rules and regulations and the applicable listing requirements of the NYSE. A copy of our Insider Trading Policy was filed as an exhibit to the Original Form 10-K and this Amendment.
Anti-Hedging Policy
Our Insider Trading Policy makes clear that no employee or director may engage in hedging transactions or any other forms of monetization transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities.
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This Compensation Discussion and Analysis provides information regarding our executive compensation philosophy, programs and decisions for 2025 for our named executive officers. For 2025, our named executive officers (“NEOs”) were:

Benjamin Heraud(1)	Chief Executive Officer
Talman Pizzey(1)	Director and Former Chief Executive Officer
Kristin Schultes	Chief Financial Officer
MaryJo O’Brien	Chief Human Resources Officer
Richard Tong(2)	Former General Counsel
Fiona Sutherland(3)	Former General Counsel
Greg Conaway(4)	Former Chief Accounting Officer
(1)    Effective March 31, 2026, Mr. Pizzey retired as Chief Executive Officer (CEO) and Mr. Heraud succeeded Mr. Pizzey as CEO. Prior to being appointed as CEO, Mr. Heraud served as our President and Chief Operating Officer.
(2)    Mr. Tong was appointed as General Counsel in connection with the closing of the NV5 Acquisition in August 2025. Effective December 31, 2025, Mr. Tong retired from his position as General Counsel.
(3)    Effective August 12, 2025, Ms. Sutherland no longer served as our General Counsel and on September 30, 2025, Ms. Sutherland’s employment with the Company terminated.
(4)    Effective April 11, 2025, Mr. Conaway’s employment with the Company was terminated.
Compensation Philosophy and Objectives
Our Compensation Committee’s guiding principle when reviewing and determining executive compensation is to ensure that the Company’s compensation policies, practices and decisions attract and retain our key employees necessary to support the Company’s growth and success, both operationally and strategically, and to motivate executives to achieve short- and long-term goals with the ultimate objective of creating sustainable improvements in stockholder value by:
•appropriately rewarding executives for their contributions to our successful performance;
•providing that a significant portion of each executive’s compensation is “at risk” and tied to overall Company, business unit and individual performance;
•balancing short- and long-term compensation elements to motivate and reward superior performance without encouraging excessive or unnecessary risk taking; and
•designing compensation programs that align with the interests of our stockholders.
Compensation Governance Practices
Our executive compensation governance practices are intended to support the needs of the business, drive performance, and ensure management alignment with the short- and long-term interests of our stockholders. Selected key policies embedded in our executive compensation program are set forth below:
•pay for performance with a substantial majority of pay dependent on performance;

•use multi-year vesting terms for annual executive officer equity awards;
•balance short and long-term incentives;
•engage an independent compensation consultant;
•benchmark compensation to peer and market data during compensation decision-making process;
•provide limited excessive perquisites to executives;
•prohibit liberal share recycling; and
•prohibit hedging or short sales of the Company’s stock.
Executive Compensation Setting Process
Review of the Compensation Committee
Our Board of Directors has adopted a written Compensation Committee Charter that governs the responsibilities of our Compensation Committee. The Compensation Committee is responsible for, among other things:
•the design, implementation and administration of short- and long-term compensation (including benefits and awards under our 2024 Equity Incentive Plan (the “Equity Incentive Plan”)) for directors and executive officers;
•reviewing and approving corporate goals and objectives with respect to compensation for the CEO, evaluating the CEO’s performance and recommending to the Board the CEO’s compensation based on such evaluation; and
•determining compensation for non-CEO Company executive officers.
When making compensation decisions, the Compensation Committee analyzes data relating to our peer group (as identified below in “Peer Group and Market Benchmarking”) and considers the dynamics of operating in the Testing, Inspection, Certification and Compliance (TICC), engineering, and geospatial services industries, the importance of rewarding and retaining talented and experienced executives to continue to guide the Company, the alignment of our executive compensation program with stockholders’ interests and Company’s past-year performance and growth. In reviewing and determining executive compensation, the Compensation Committee also considers: compensation levels at peer group companies derived from compensation surveys provided by outside consultants; the achievement of specific pre-established financial goals; a subjective determination of the executives’ past performance and expected future contributions to the Company; and past equity awards granted to such executives. In connection with the 2025 executive compensation program design, the Compensation Committee received analyses, guidance and recommendations, including information on executive compensation market trends and practices of peer group companies, provided by Mercer and Aon. Mercer and Aon do not perform any other services for the Company other than consulting services provided to the Compensation Committee. The Compensation Committee has reviewed the independence of each of Mercer and Aon in light of SEC rules and NYSE requirements regarding compensation consultants and has concluded that the work for the Compensation Committee during 2025 did not raise any conflicts of interest.
Peer Group and Market Benchmarking
In connection with developing an executive compensation program for 2025, the Compensation Committee identified a representative peer group in the same or similar industries that the Compensation Committee believes is representative of the labor market from which we recruit talent. Factors used to select the peer group included industry, revenues, profitability, market capitalization, and a qualitative review of potential companies’ business fundamentals to ensure alignment with our Company. Several companies were identified whose business models more closely align with the Company, but which have a larger revenue base. The approach taken by the Compensation Committee in selecting the primary peer group excluded these larger companies from the market data review but included them as “reference peers” for the purpose of providing qualitative data about program design for the Compensation Committee’s reference.

The primary peer group is composed of the following companies:

•DXP Enterprises	•NV5 Global *
•Expro Group Holdings N.V.	•Matrix Service Company
•Helix Energy Solutions Group	•Oil States International
•Enpro	•Forum Energy Technologies
•Archrock	•DMC Global
•ESCO Technologies	•Onion Group Holdings
•Columbus McKinnon	•Mistras Group
•Team	•Enerpac Tool Group
*    Prior to the NV5 Acquisition.
The reference peer group is composed of the following companies: Oceaneering International, MYR Group, APi Group Corporation, and Jacobs Solutions. From time to time, the Compensation Committee will use other peer groups to evaluate and determine executive compensation.
The Compensation Committee expects to continue to utilize outside compensation and benefits consultants from time to time to assist the Compensation Committee in designing executive pay, compensation design and other related matters. The information from any outside consultant regarding pay practices at peer companies will be used by the Compensation Committee as a resource in its deliberations regarding executive compensation and will be useful in determining the marketplace competitiveness as well as reasonableness and appropriateness of our executive compensation programs.
Role of Executives in Establishing Compensation
Our CEO provides input on individual performance and competitive pay positioning of our executive management team, including our NEOs. Our CEO then makes recommendations to the Compensation Committee regarding the target compensation, job leveling and grading for such executive officers.
Components of the Executive Compensation Program
Our Board of Directors approved executive employment agreements for Mr. Pizzey and Ms. Schultes and, on March 31, 2026, for Mr. Heraud (collectively, the “Employment Agreements”) which provide for a base salary, annual cash incentive award, annual time- and performance-based equity incentive awards (each, an “LTI Award”) and participation in our employee benefits plans. Ms. O’Brien has an employment agreement with NV5 Holdings, LLC, a subsidiary of the Company. Messrs. Tong and Conaway and Ms. Sutherland did not have employment agreements with the Company.
The Company’s 2025 executive compensation program contained three primary components: Base Salary; Annual Short-Term Incentive Compensation, and Long-Term Incentive Compensation. The Compensation Committee believes that a combination of these components provides the NEOs with a competitive executive compensation package that serves to motivate and retain the executive while promoting the Company’s pay-for-performance philosophy.
In the first quarter of 2025, the Compensation Committee approved, and the Company implemented, a 2025 executive compensation program. The 2025 executive compensation program was intended to attract and retain a high caliber of executive talent, align incentives with stockholder’s interests, and support the Company’s pay-for-performance philosophy. From time to time, the Compensation Committee also approves discretionary awards to executives in connection with their initial employment or for extraordinary performance, a significant contribution to the Company’s strategic objectives or other retention or business purposes.

The following table summarizes the primary components of the 2025 executive compensation program:

Component	Fixed or Variable	Component Goal(s)	Key Features and Considerations
Base Salary	Fixed short term cash	Attract and retain key talent	Peer group and market-based data; Role; Performance; Pay equity; Compensation history and executive potential
Annual Cash Incentive Award	Variable short term cash and equity	Attract and retain key talent Motivate and reward achievement of annual financial Company performance targets	Award amounts are established as a percentage of base salary based on role and responsibilities and retention objectives

Awards generally determined and paid based on achievement of Company financial performance goals after conclusion of year

Annual Long Term Incentive Awards	Variable long-term equity	Attract and retain key talent Motivate and reward achievement of Company financial performance targets supporting long-term strategic plan	Award amounts based on role and responsibility; pay equity; past performance/executive potential; and retention objectives/risks

Awards are a blend time-based and performance-based equity, with heavy reliance on long-term performance awards to balance retention and long-term performance goals

Benefits and other Perquisites	Not applicable	Attract and retain key talent with appropriate health and welfare benefits	Participation in health, welfare and retirement benefit plans, generally on the same terms as all other full-time employees Limited additional benefits consistent with the competitive marketplace
Base Salary
The Compensation Committee believes a competitive base salary, in combination with health, welfare and retirement benefits, serves to attract and retain high-quality executives needed to lead our complex business.
At the beginning of each fiscal year, the Compensation Committee reviews our chief executive officer’s salary recommendations for each NEO (other than himself) and then sets base salary levels for such year based on a number of factors, including compensation market data, the position’s complexity and level of responsibility, the position’s importance in relation to other executive positions, and the assessment of the executive’s performance and other circumstances, including, for example, experience in that position. In addition, the Compensation Committee takes into consideration evaluations of each individual NEO, market changes and the economic and business conditions affecting the Company at the time of the evaluation and the resulting target total cash compensation as compared to market data.
In March 2025, the Compensation Committee evaluated the base salaries of its executive officers based on peer group compensation data provided by Mercer. Mr. Pizzey’s base salary was set at $691,256 in July 2024 in connection with the Acuren Acquisition and no further changes were subsequently made. Ms. Schultes joined the Company in December 2024 and received an increase in her base salary in December 2025 from $450,000 to $550,000 based on new market data from Aon and broadened responsibilities. Ms. Sutherland’s base salary was increased from $222,577 to $300,000 in March 2025. Mr. Conaway joined the Company in November 2024 and did not receive an increase in his base salary in 2025.

In August 2025, the Company completed its acquisition of NV5 Global, Inc. and appointed (i) Mr. Heraud as President and Chief Operating Officer of the Company, (ii) Mr. Tong as General Counsel of the Company, and (iii) Ms. O’Brien as Chief Human Resources Officer of the Company. In connection with such appointments, the Compensation Committee approved a base salary of $550,000 for Mr. Heraud, while Mr. Tong and Ms. O’Brien maintained their pre-NV5 Acquisition base salaries.
Annual Cash Incentive Compensation
2025 Annual Cash Incentive for Mr. Pizzey and Mses. Schultes and Sutherland Opportunity.
In 2025, Company executives had an opportunity to earn cash incentive compensation based on the achievement of annual performance goals that were based, in large part, on the annual budget process and approved by the Compensation Committee. The Compensation Committee annually reviews the appropriateness of the performance metrics, their correlation to the Company’s overall growth strategy and the impact of such performance metrics on long-term stockholder value, and, when it deems appropriate makes changes to the metrics. For 2025, Messrs. Pizzey and Conaway and Mses. Schultes and Sutherland were eligible for an annual cash incentive opportunity as outlined below.

Named Executive Officer	Target Annual Incentive as a Percentage of Salary
Talman Pizzey	100%
Kristin Schultes	100%
Fiona Sutherland(1)	50%
Greg Conaway(2)	40%
(1)    Ms. Sutherland’s employment with the Company terminated on September 30, 2025 and, as such, she did not receive annual cash incentive compensation for 2025.
(2)    Mr. Conaway’s employment with the Company terminated on April 11, 2025, and as such, he did not receive annual cash incentive compensation for 2025.
Performance Metric, Target and Payout. Payouts under the annual cash incentive portion of the executive compensation plan can range from 0% to 200% of target, with a threshold payout of 50% of target and a maximum payout of 200% of target based on achievement against the performance targets. If the performance target was achieved between the threshold level and target or between the target and maximum level, the amount of the annual cash incentive payment with respect to that performance goal is calculated on a linear basis from the threshold level or target level, as applicable.
For 2025, the Compensation Committee determined that the annual cash incentive compensation paid to our NEOs would be based on performance against the consolidated Adjusted EBITDA of $186 million for which the executive would receive 100% of his or her target bonus. In the event 90% of the Adjusted EBITDA target was met, the executive would receive 50% of his or her target bonus and in the event the target was exceeded by 10% or more, the executive would receive a range of 150% to 200% of his or her target bonus. In March 2026, the compensation committee determined that the threshold amount was not met. Adjusted EBITDA is calculated based on earnings before interest, taxes, depreciation and amortization and excludes the impact of certain non-cash and non-recurring items. The Compensation Committee believes that our NEOs can impact Adjusted EBITDA and that it is one of the most important performance metrics used by investors, stockholders and creditors as an indicator of the performance of the Company’s business.
In early 2026, the Compensation Committee evaluated the Company’s 2025 performance and determined that our 2025 consolidated Adjusted EBITDA was below the threshold and, as such, Mr. Pizzey and Ms. Schultes would not receive a payout under the 2025 annual incentive program. Notwithstanding the foregoing, the Compensation Committee, recognizing Ms. Schultes’ individual performance and contributions and the need to retain and incentivize Ms. Schultes, approved a one-time grant of 44,408 time-based restricted stock units that vest on September 16, 2027. Mr. Pizzey retired effective March 31, 2026, and did not receive a similar one-time grant.
2025 Annual Incentive for Messrs. Heraud and Tong and Ms. O’Brien
Prior to the NV5 Acquisition, the compensation committee for NV5 eliminated annual cash bonuses for executive officers beginning in 2015 in favor of all incentive compensation being granted in the form of annual equity incentive awards of time-based restricted stock. As such, Mr. Heraud and Ms. O’Brien received 49,301 and 20,045 restricted stock units, respectively, based on NV5’s 2025 performance. Messrs. Heraud and Tong and Ms. O’Brien did not receive an annual cash incentive bonus for 2025. Going forward, Mr. Heraud and Ms. O’Brien will participate in our annual cash incentive program.

Annual Long-Term Incentive Awards
Long-term incentive awards granted by the Compensation Committee are intended to align the financial interests of our executives with those of the stockholders of the Company. We believe that stockholders’ interests are best served by balancing the focus of executives’ decisions between short and long-term measures. We also believe that providing our executives with opportunities to acquire significant stakes in the Company’s growth incentivizes and rewards executives for sound business decisions and high-performance team environments, while fostering the accomplishment of short- and long-term strategic objectives and improvement in stockholder value, all of which are essential to our ongoing success. We expect our executive officers and other key management personnel to be and remain stockholders in the Company.
Long-term incentive awards are granted under (i) our 2024 Equity Incentive Plan, or the Plan, which was approved by our Board of Directors effective as of July 30, 2024 in connection with the closing of the Acuren Acquisition, or (ii) such other long-term incentive plans, programs and arrangements that are or may be established and modified from time to time by the Compensation Committee. Our NEOs are eligible to participate in the Plan and any other long-term incentive plan, program and/or arrangements applicable to senior-level executives as established and modified from time to time by the Compensation Committee, in its sole discretion.
The 2025 executive compensation program adopted by the Compensation Committee includes the grant of long-term incentive awards under the Plan. The Compensation Committee believes that the structure of long-term incentive awards should correlate the value of any such award to the achievement by the Company of long-term and strategic objectives. As such, the Compensation Committee expects that a significant percentage of the amount of long-term incentive awards will be subject to the achievement of Company performance goals. Time-based awards are awarded as part of a balanced approach to encourage retention and ensure that the Company’s compensation programs do not encourage excessive risk-taking.
Opportunity and Design. The Compensation Committee annually determines the value of each executive NEO’s long-term incentive award based on each officer’s role, responsibilities, performance and potential, market data and retention objectives.
Pursuant to our executive compensation program, in April 2025, the Compensation Committee approved the grant of a mix of performance-based and time-based restricted stock units to the then named executive officers. The time-based restricted stock units represented 1/3 of the total target award amount and vest on the third anniversary of the grant date. The performance-based restricted stock units represented 2/3 of the total target award amount (assuming performance and vesting at target levels) and vest at threshold or target levels of 50% or 100%, respectively, if the applicable performance goal is met at the corresponding threshold or target level.
In April 2025, the Compensation Committee approved the following target long-term incentive awards for our NEOs:

Named Executive Officer	2025 Time-Based Restricted Stock Units (#)	2025 Performance-Based Restricted Stock Units (#)	2025 Total Long-Term Incentive Award ($)
Talman Pizzey	73,333	146,667	$2,021,800.00
Kristin Schultes	30,000	60,000	$827,100.00
Fiona Sutherland	20,000	40,000	$551,400.00
Effective September 30, 2025, Ms. Sutherland forfeited the above time-based and performance-based restricted stock units in connection with the termination of her employment with the Company. In addition, in connection with Mr. Pizzey’s retirement, effective March 31, 2026, the (i) 73,333 time-based restricted stock units were accelerated and immediately vested, (ii) 73,333 of the performance-based restricted stock units remain outstanding and will continue to vest subject to the Company’s achievement of its 2026 adjusted EBITDA target and (iii) the remaining 73,334 performance-based restricted stock units were forfeited. In early 2026, the Compensation Committee approved an adjustment to increase the Adjusted EBITDA target for Ms. Schultes’ 2025 performance-based restricted stock units to account for the NV5 Acquisition. Mr. Conaway’s employment with the Company terminated prior to the Compensation Committee’s approval of the annual target long-term incentive awards.
Performance Metric. For the 2025 long-term incentive award, the performance metric is a three-year cumulative adjusted EBITDA goal and the achievement of the goal will be determined by the Compensation Committee following the three-year performance period of January 1, 2025 through December 31, 2027.

On August 4, 2025, in connection with his appointment to President and Chief Operating Officer of the Company, the Compensation Committee approved a grant of 35,715 time-based restricted stock units and 35,714 performance-based restricted stock units to Mr. Heraud. The time-based restricted stock units vest on September 30, 2028 and the performance-based stock units, to the extent earned, vest on September 30, 2026 based on NV5’s achievement of its full year 2025 adjusted EBITDA target. The performance criteria for Mr. Heraud’s performance-based restricted stock units was not met.
Mr. Tong and Ms. O’Brien did not receive an equity grant during 2025.
Transaction Bonus
In August 2025, the Compensation Committee approved a one-time transaction bonus of 60,000 performance-based restricted stock units to Ms. Schultes in connection with the closing of the NV5 Acquisition. The performance-based restricted stock units vest on September 30, 2026 between 0% to 100% based on the achievement of the Company’s annualized savings target.
Benefits and Other Perquisites
We provide employees, including the NEOs, with a range of employee benefits including life and health insurance, disability benefits and retirement benefits (as described below), that are designed to assist in attracting and retaining skilled employees critical to our long-term success, providing basic financial stability, and to be competitive with market practice.
Most of our employees, prior to the NV5 acquisition, including certain of our NEOs, are eligible to participate in the Company’s 401(k) Plan (the “Acuren 401(k) Plan”). Pursuant to the Acuren 401(k) Plan, employees may elect to contribute a portion of their current compensation to the Acuren 401(k) Plan, in an amount up to the statutorily prescribed annual limit. The Acuren 401(k) Plan provides the option for the Company to make matching contributions.
Company matching contributions allocated to certain NEOs under the Acuren 401(k) Plan, and amounts paid by the Company for the car allowance for NEOs and for certain relocation expense reimbursements are shown in the “All Other Compensation” column in the Summary Compensation Table in the “Executive Compensation” section.
Benefits and Other Perquisites with respect to Messrs. Heraud and Tong and Ms. O’Brien
For 2025, Messrs. Heraud and Tong and Ms. O’Brien were entitled to participate in the NV5 401(k) plan that allows employees to accumulate assets to fund their retirement benefits. The NV5 401(k) plan allows us to maintain a competitive retirement package. The NV5 401(k) plan is available to all employees who have completed at least 30 days of service. For 2025, the matching contributions to the NV5 401(k) Plan were discretionary based on the profitability of NV5. Historically, the Company has primarily issued restricted stock awards in lieu of discretionary contributions to the NV5 401(k) Plan. The amounts of these NV5 401(k) related restricted stock awards for Messrs. Heraud and Tong and Ms. O’Brien under the NV5 401(k) Plan are included in the “All Other Compensation” column of the Summary Compensation Table. It is anticipated that the NV5 401(k) plan will be merged with and into the Acuren 401(k) plan in 2027.
Employee Stock Purchase Plan
Most of our domestic and Canadian employees, including our NEOs, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of our common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company, including our NEOs, to purchase common stock at a discount equal to 85% of the lesser of (i) the market value of our common stock on the first day of the offering period, or (ii) the market value of our common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares of common stock in any offering period or more than $10,000 of common stock in a year under the ESPP.
Other Compensation-Related Practices and Policies
Severance
The Employment Agreements include certain severance benefits which are described in more detail under the “Potential Payments Upon Termination or Change in Control” section below.

Clawback Policy
Our Executive Officer Clawback Policy applies to excess incentive-based compensation received by any officers subject to Section 16 of the Exchange Act ("covered officers") in the event of a required accounting restatement. The policy is intended to comply with the final rules regarding recovery of erroneously awarded compensation as promulgated by the SEC and the NYSE. Subject to limited exceptions, the policy provides that the Company will recover the incentive-based compensation received by each covered officer during the prior three fiscal years that exceeds the amount that the covered officers otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.
Policies and Practices Relating to the Timing of Equity Awards
We generally grant annual equity-based awards during the first quarter of our fiscal year, although such timing may change from year to year. The Compensation Committee may, in its sole discretion, also consider and approve interim or mid-year grants (or grants made on another basis) from time to time based on business needs, changing compensation practices, or other factors. The Compensation Committee does not grant equity in anticipation of the release of material non-public information for the purpose of affecting the value of executive compensation.
Compensation Committee Interlocks and Insider Participation
None of our compensation committee members is or has been an officer or employee of TIC Solutions. During 2025, none of our executive officers served as a director of another entity, one of whose executive officers served on the Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity, whose executive officers served as a member of our Board.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on such review and discussions, it has recommended to the Board that the “Compensation Discussion and Analysis” be included in this Amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The Compensation Committee
Peter Hochfelder, Chair
Antoinette C. Bush
James E. Lillie
The information contained above under the caption “Compensation Committee Report” will not be considered to be “filed” with the SEC, nor will that information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a filing.

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
The following table summarizes the compensation for our NEOs for the fiscal years ended December 31, 2025, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Talman Pizzey(4)(5)	2025	$708,697	$—	$2,021,800	$—	$11,185	$2,741,682
Former Chief Executive Officer	2024	$599,100	$—	$2,200,000	$369,734	$10,435	$3,179,269
	2023	$533,611	$—	$—	$647,499	$8,890	$1,190,000
Kristin Schultes(6)	2025	$453,846	$—	$1,441,500	$—	$499,525	$2,394,871
Chief Financial Officer	2024	$243,188	$—	$600,000	$58,896	$1,132	$903,216
Benjamin Heraud (5)	2025	$232,692	$—	$750,005	$—	$3,552	$986,249
Chief Executive Officer
MaryJo O’Brien	2025	$139,615	$—	$—	$—	$1,099	$140,714
Chief Human Resources Officer
Richard Tong(7)	2025	$181,923	$300,000	$—	$—	$435,884	$917,807
Former General Counsel
Fiona Sutherland(8)	2025	$254,914	$72,540	$551,400	$—	$570,204	$1,449,058
Former General Counsel	2024	$274,038	$—	$600,000	$72,246	$7,352	$953,636
	2023	$211,538	$—	$937,464	$105,821	$9,621	$1,264,444
Greg Conaway(9)	2025	$129,101	$—	$—	$—	$172,719	$301,820
Former Chief Accounting Officer
(1)    The amount reported represents the aggregate grant date fair value of the restricted stock units granted to our NEOs calculated in accordance with FASB ASC Topic 718, Share-based Compensation, as discussed in “Note 17 – Share-Based Compensation” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This amount does not reflect the actual value that will be recognized by the recipient upon the vesting of the restricted stock units or the sale of the underlying shares.
(2)    Amounts reported in this column represent amounts paid under our annual cash incentive compensation program as described in the “Compensation Discussion and Analysis”.
(3)    Amounts reported in this column represent, in each case, the following payments to, or on behalf of, the NEOs: health expenses, 401(k) matches, and, in the case of Mr. Pizzey, a car allowance. For Messrs. Tong and Conaway and Ms. Sutherland, amounts reported in this column include $430,000, $168,000, and $557,562, respectively, in severance payments. None of the other items reported in this column individually exceeded $10,000.
(4)    Mr. Pizzey and Ms. Sutherland were paid in CAD. The table has been converted to USD at a 0.73 rate for the year ended December 31, 2025, a 0.69 rate for the year ended December 31, 2024 and a 0.76 rate for the year ended December 31, 2023.
(5)    Effective March 31, 2026, Mr. Pizzey retired from his position as Chief Executive Officer and Mr. Heraud succeeded Mr. Pizzey as Chief Executive Officer.
(6)    Effective December 11, 2025, Ms. Schultes’ base salary was increased from $450,000 to $550,000.
(7)    Effective December 31, 2025, Mr. Tong retired from his position as General Counsel.
(8)    Effective August 12, 2025, in connection with our integration of NV5, we appointed Mr. Tong as our General Counsel. Ms. Sutherland remained employed by us until September 30, 2025, to assist with transition matters.
(9)    Effective April 11, 2025, Mr. Conaway’s employment with the Company was terminated.

Grants of Plan-Based Awards During 2025
The table below provides information regarding equity and incentive awards granted to our NEOs during fiscal 2025.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards (2)		All other stock awards: Number of shares of stock or units (#) (3)	Grant date fair value of stock awards ($) (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Award Type	Threshold (#)	Target (#)
Talman Pizzey	4/11/2025	332,500	665,000	1,330,000	PSU	73,333	146,667	—	1,347,870
	4/11/2025	—	—	—	RSU			73,333	673,930
Kristin Schultes	4/11/2025	225,000	450,000	900,000	PSU	30,000	60,000	—	551,400
	4/11/2025	—	—	—	RSU	—	—	30,000	275,700
	8/21/2025	—	—	—	PSU(5)	30,000	60,000	—	614,400
Benjamin Heraud (6)	8/4/2025	—	—	—	PSU	17,857	35,714	—	374,997
	8//2025	—	—	—	RSU	—	—	35,715	375,008
MaryJo O’Brien(7)	—	—	—	—	—	—	—	—	—
Richard Tong(7)	—	—	—	—	—	—	—	—	—
Fiona Sutherland	4/11/2025	75,000	150,000	300,000	PSU	20,000	40,000	—	367,600
	4/11/2025	—	—	—	RSU	—	—	20,000	183,800
Greg Conaway(8)	—	—	—	—	—	—	—	—	—
(1)    The amounts in these columns reflect potential payments of annual cash incentive compensation based on 2025 performance. The 2025 annual cash incentive payments were made in March 2026. The actual amounts paid under our annual cash incentive compensation program are the amounts reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
(2)    This column represents the number of PSUs granted in 2025 to the NEOs. The threshold and target amounts reflect the maximum number of shares that may be earned assuming that 50% and 100% of the applicable performance target is achieved. See footnote 3 to the Summary Compensation Table and page 16 of the CD&A for additional information.
(3)    This amount represents the number of RSUs granted in 2025 to the NEOs. The RSUs vest on the third anniversary of the grant date.
(4)    Each amount reported in this column represents the grant date fair value of the applicable award which was determined pursuant to FASB ASC Topic 718. The actual amounts that will be received by our NEOs with respect to these performance-based awards will be determined at the end of the performance period based upon our actual stock price performance, which may differ from the performance that was deemed probable at the date of the grant.
(5)    On August 21, 2025, Ms. Schultes received a retention stock award.
(6)    Mr. Heraud’s employment with the Company began in August 2025 following the NV5 Acquisition and as such, he did not receive an award under the Company’s non-equity incentive plan.
(7)    Ms. O’Brien’s and Mr. Tong’s employment with the Company began in August 2025 following the NV5 Acquisition and, as such, they did not receive an equity or non-equity award for the fiscal year ended December 31, 2025.
(8)    Mr. Conaway’s employment with the Company terminated on April 11, 2025, and as such, he did not receive an award under the Company’s equity and non-equity incentive plans.

Employment Arrangements
Mr. Pizzey
On September 19, 2024, we entered into an employment agreement with Mr. Pizzey, pursuant to which he is entitled to (i) an annual base salary of CAD $947,810, (ii) an annual cash incentive with a target opportunity equal to 100% of his annual base salary, (iii) an annual long-term equity incentive award having a grant date value of not less than $2.2 million and (iv) participate in our employee benefits plans.
Ms. Schultes
On November 20, 2024, we entered into an employment agreement with Ms. Schultes to serve as Chief Financial Officer, pursuant to which she is entitled to (i) an annual base salary of $450,000, (ii) an annual cash incentive opportunity equal to 100% of her annual base salary, (iii) an annual long-term equity incentive award having a grant date value of not less than $900,000 and (iv) participate in our employee benefits plans. In addition, under the terms of the agreement, Ms. Schultes received (i) a relocation allowance equal to $275,000 in January 2025 and (ii) reimbursements of temporary housing costs through August 2025.
Ms. Schultes base salary was increased in December 2025 from $450,000 to $550,000. In March 2026, the Compensation Committee further increased Ms. Schultes base salary from $550,000 to $600,000.
Mr. Heraud
Effective August 4, 2025, Mr. Heraud was entitled to receive (i) a base salary of $550,000, (ii) a $6,000 per annum car allowance, and (iii) a grant of restricted stock units with a value of $750,000 (50% time-based and 50% performance-based).
On March 31, 2026, we entered into an employment agreement with Mr. Heraud to serve as Chief Executive Officer, pursuant to which he was entitled to (i) an annual base salary of $700,000, (ii) an annual cash incentive with a target opportunity equal to 100% of his annual base salary, (iii) an annual long-term equity incentive award equal to at least 250% of his then current base salary and (iv) participate in our employee benefits plans.
Ms. O’Brien
Ms. O’Brien has an employment agreement with NV5 Holdings, LLC, a subsidiary of the Company. Pursuant to her employment agreement, Ms. O’Brien is entitled to (i) an initial base salary of $120,000 (which has subsequently been increased, and for 2025 was $330,000), (ii) up to a 50% performance bonus based on criteria established by the Compensation Committee and (iii) participate in our employee benefits plans. In March 2026, the Compensation Committee increased Ms. O’Brien’s base salary to $375,000.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information concerning unvested time-based and performance-based restricted stock for each NEO outstanding as of the end of the fiscal year ended December 31, 2025. Each restricted stock grant is shown separately for each NEO.

			Stock Awards
Name	Grant Date	Award Type	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: # of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
Talman Pizzey	7/30/2024	RSU(2)	73,333	741,397	—	—
	7/30/2024	PSU(3)	—	—	55,000	556,050
	4/11/2025	RSU(4)	73,333	741,397	—	—
	4/11/2025	PSU(5)	—	—	73,334	741,407
Kristin Schultes	12/3/2024	RSU(2)	20,000	202,200	—	—
	12/3/2024	PSU(3)	—	—	15,000	151,650
	4/11/2025	RSU(4)	30,000	303,300	—	—
	4/11/2025	PSU(5)	—	—	30,000	303,300
	8/21/2025	PSU(6)	—	—	30,000	303,300
Benjamin Heraud	8/4/2025	RSU(4)	35,715	361,079	—	—
	8/4/2025	PSU(7)	—	—	17,857	180,534
MaryJo O’Brien(8)	—	—	—	—	—	—
Richard Tong(8)	—	—	—	—	—	—
Fiona Sutherland(9)	—	—	—	—	—	—
Greg Conaway(10)	—	—	—	—	—	—
(1)    For our performance-based restricted stock units, the number of units and the market value is reflected at threshold. The market value of the time-based restricted stock units and the performance-based restricted stock units is calculated by multiplying the closing price of our common stock on December 31, 2025 ($10.11) by the number of units.
(2)    These restricted stock units vest 33 1/3% on the first through third anniversaries of the grant date.
(3)    Subject to the volume weighted average price ("VWAP") of the Issuer's Common Stock reaching a specified price over a ten (10) consecutive trading day period at any time during the period commencing on February 18, 2025 and ending on the fifth anniversary of the grant date (the "VWAP Achievement Period"), these performance based restricted stock units shall vest on the later of (x) the first anniversary of the grant date and (y) the calendar day following the last day of the VWAP Achievement Period.
(4)    These restricted stock units vest on the third anniversary of the grant date.
(5)    These performance restricted stock units have a three-year performance period and to the extent earned will vest on the third anniversary of the grant date. The number of shares of Common Stock that will be earned is subject to decrease based on the results of the performance condition.
(6)    These performance based restricted stock units, to the extent earned, will vest on September 30, 2026. The number of shares of Common Stock that will be earned is subject to decrease based on the results of the performance condition.
(7)    These performance restricted stock units vest upon certain financial performance metrics of NV5 and to the extent earned will vest on September 30, 2026. The number of shares of Common Stock that will be earned is subject to decrease based on the results of the performance condition.

(8)    Ms. O’Brien’s and Mr. Tong’s employment with the Company began in August 2025 following the NV5 Acquisition and, as such, they did not receive stock awards for the fiscal year ended December 31, 2025.
(9)    Ms. Sutherland’s employment with the Company terminated on September 30, 2025. As a result, 110,000 restricted stock units that had not vested as of the effective date of her termination were forfeited as per the terms of the award.
(10)    Mr. Conaway’s employment with the Company terminated on April 11, 2025. As a result, 20,000 restricted stock units that had not vested as of the effective date of his termination were forfeited as per the terms of the award.
Stock Vested During 2025
The following table provides information regarding vesting of restricted stock units and the value realized on vesting of restricted stock units on an aggregated basis during the fiscal year ended December 31, 2025 for each of the NEOs.

	Stock Awards (1)
Name	# of Shares Acquired on Vesting (#) (3)	Value Realized on Vesting ($) (4)
Talman Pizzey	36,667	419,837
Kristin Schultes	10,000	95,300
Benjamin Heraud(2)	—	—
MaryJo O’Brien(2)	—	—
Richard Tong(2)	—	—
Fiona Sutherland	10,000	114,500
Greg Conaway(2)	—	—
(1)    These columns reflect restricted stock units previously awarded to the NEOs that vested during 2025.
(2)    Messrs. Heraud, Tong and Conaway and Ms. O’Brien had no vesting events during 2025.
(3)    Of these amounts, shares were withheld by us to cover tax withholding obligations as follows: Mr. Pizzey, 0 shares; Ms. Schultes, 3,060 shares and Ms. Sutherland, 4,800 shares.
(4)    Calculated based on the closing price of a share of Common Stock on the applicable vesting dates.
Potential Payments Upon Termination or Change in Control
Our Employment Agreements with Mr. Pizzey and Ms. Schultes (each an “Executive,” and collectively the “Executives”) provide for severance payments under certain circumstances. Under these Employment Agreements, the Company may terminate Executive’s employment at any time with or without “cause,” as defined in the Employment Agreements, and Executive may terminate employment at any time for “good reason,” as defined in the applicable Employment Agreements.
If we terminate Mr. Pizzey’s employment without cause or if Mr. Pizzey terminates his employment for good reason, Mr. Pizzey would be entitled to receive (i) an amount equal to two times (x) his base salary and (y) his target annual bonus, payable in equal installments over a 12-month period, (ii) his pro-rata annual bonus for the year in which the termination occurs, (iii) any earned and accrued but unpaid base salary up to the date of termination, (iv) any unpaid annual bonus with respect to any completed fiscal year, (v) accrued but unused PTO, (vi) his vested employee benefits and (vii) continued COBRA benefits for 24 months following the date of termination. Mr. Pizzey would not be entitled to any unearned salary, bonus or other benefits if we were to terminate his employment for cause or if Mr. Pizzey were to terminate his employment voluntarily without good reason. Mr. Pizzey’s employment agreement terminated on March 31, 2026 in connection with Mr. Pizzey’s retirement and the Company and Mr. Pizzey entered into a Separation Agreement (the “Pizzey Separation Agreement”). Pursuant to the Pizzey Separation Agreement, (i) all of Mr. Pizzey’s outstanding and unvested time-based restricted stock units accelerated and vested, (ii) 110,000 of Mr. Pizzey’s outstanding and unvested performance-based share units (“PSUs”) awarded on July 30, 2024 will remain outstanding and continue to vest in accordance with their terms, (iii) in consideration of Mr. Pizzey’s services with the Company for the remainder of the 2026 fiscal year, 73,333 of Mr. Pizzey’s 146,667 outstanding and unvested PSUs awarded on April 11, 2025, will remain outstanding and continue to vest in accordance with amended performance criteria for the 2026 fiscal year and (iv) Mr. Pizzey’s remaining PSUs were forfeited.

If we terminate Ms. Schultes’ employment without cause or if Ms. Schultes terminates her employment for good reason, Ms. Schultes would be entitled to receive (i) an amount equal to one times (x) her annual base salary and (y) her target annual bonus, payable in equal installments over a 12-month period, (ii) her pro-rata annual bonus for the year in which the termination occurs, (iii) any earned and accrued but unpaid base salary up to the date of termination, (iv) any unpaid annual bonus with respect to any completed fiscal year, (v) accrued but unused PTO, (vi) her vested employee benefits and (vii) continued COBRA benefits for 12 months following the date of termination. Ms. Schultes would not be entitled to any unearned salary, bonus or other benefits if we were to terminate her employment for cause or if Ms. Schultes were to terminate her employment voluntarily without good reason.
As a result of the NV5 Acquisition, if Mr. Heraud is terminated prior to August 4, 2026, he would be entitled to (i) one year’s base salary, (ii) accrued but unused PTO, and (iii) up to one year continuation of COBRA benefits. In addition, effective March 31, 2026, if we terminate Mr. Heraud’s employment without cause or if Mr. Heraud terminates his employment for good reason, Mr. Heraud would be entitled to receive (i) an amount equal to one times his base salary payable in equal installments over a 12-month period, (ii) his pro-rata annual bonus for the year in which the termination occurs, (iii) any earned and accrued but unpaid base salary up to the date of termination, (iv) any unpaid annual bonus with respect to any completed fiscal year, (v) accrued but unused PTO, (vi) his vested employee benefits and (vii) continued COBRA benefits for 12 months following the date of termination. Mr. Heraud would not be entitled to any unearned salary, bonus or other benefits if we were to terminate his employment for cause or if Mr. Heraud were to terminate his employment voluntarily without good reason.
Ms. O’Brien is not entitled to any severance or related benefits upon termination, including upon a change in control of the Company. However, as a result of the NV5 Acquisition, if Ms. O’Brien is terminated prior to August 4, 2026, she would be entitled to (i) one year’s base salary, (ii) accrued but unused PTO, and (iii) up to one year continuation of COBRA benefits.
Effective August 12, 2025, in connection with our integration of NV5, Ms. Sutherland ceased to be our General Counsel and remained employed by us until September 30, 2025, to assist with transition matters. Pursuant to the Separation Letter dated August 21, 2025, Ms. Sutherland received a lump sum payment of (i) $768,627 and (ii) continuation of health benefits until December 31, 2025, in connection with her separation from the Company.
Effective August 12, 2025, in connection with our integration of NV5, Mr. Tong was appointed as General Counsel and effective December 31, 2025, Mr. Tong retired from his position as General Counsel. Pursuant to the Separation Agreement dated October 24, 2025, Mr. Tong was entitled to receive (i) a $300,000 retention bonus, (ii) a lump sum cash payment of $430,000, and (iii) up to one year continuation of COBRA benefits.
Effective April 11, 2025, Mr. Conaway’s employment with the Company was terminated. In connection with Mr. Conaway’s separation with the Company, Mr. Conaway received a lump sum cash payment of $168,000 and his accrued but unpaid benefits.
The following table shows the estimated benefits payable to each NEO in the event of termination of employment and/or change in control of the Company. The amounts shown assume that a termination of employment or a change in control occurs on December 31, 2025. The amounts do not include payments or benefits provided under insurance or other plans that are generally available to all full-time employees.

Name	Termination without Cause or for Good Reason Not in Connection with a Change in Control ($)	Termination without Cause or for Good Reason in Connection with a Change in Control ($)(2)
Talman Pizzey(1)
Cash Severance(3)	2,750,165	2,750,165
Pro Rata Bonus(4)	687,541	687,541
Benefits(5)	—	—
Total	3,437,706	3,437,706
Kristin B. Schultes
Cash Severance(6)	910,958	910,958
Pro Rata Bonus(4)	455,479	455,479
Benefits(5)	—	—
Total	1,366,437	1,366,437
Benjamin Heraud(7)
Cash Severance(4)	91,667	641,667
Accrued Performance Bonus	—	374,690
Health Benefits(5)	5,037	5,037
Total	96,704	1,021,394
MaryJo O’Brien(7)
Cash Severance	—	330,000
Accrued Performance Bonus	—	—
Health Benefits(5)	—	19,294
Total	—	349,294
(1)    Mr. Pizzey is paid in CAD. The table has been converted to USD at a 0.73 rate for the year ended December 31, 2025.
(2)    Mr. Pizzey and Ms. Schultes are not entitled to enhanced benefits in connection with a Change in Control.
(3)    This amount reflects, in the event the termination occurs not in connection with a Change in Control, a payment equal to two times the sum of Mr. Pizzey’s (x) base salary for the year in which the termination or resignation occurs and (y) his annual bonus target.
(4)    For Mr. Pizzey and Ms. Schultes, this amount was calculated based on the minimum annual bonus target for 2025 that each would be entitled to, which was equal to 100% of their base salary. For Mr. Heraud, this amount represents the base salary for the remainder of his employment term under his employment agreement with NV5, which as of December 31, 2025 was two months.
(5)    This amount reflects the value of health benefits and other fringe benefit plans and arrangements applicable to the NEOs.
(6)    This amount reflects, in the event the termination occurs not in connection with a Change in Control, a payment equal to one times the sum of Ms. Schultes (x) base salary for the year in which the termination or resignation occurs and (y) her annual bonus target. Effective December 11, 2025, Ms. Schultes’ base salary was increased from $450,000 to $550,000.
(7)    As a result of the NV5 Acquisition, if Mr. Heraud or Ms. O’Brien are terminated within one year of the consummation of the NV5 Acquisition (August 4, 2025), each would be entitled to (i) one year’s base salary, (ii) accrued performance bonus and (iii) continuation of COBRA benefits for up to one year.
CEO PAY RATIO
As required by Section 953(b) of the Dodd-Frank Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total compensation of our former CEO, Mr. Pizzey. To identify our median employee and calculate such employee’s annual total compensation, we used the following methodology:
•Determination date. We selected December 31, 2025, the last day of our fiscal year, as the determination date for identifying the median employee. As of December 31, 2025, our employee population consisted of approximately 11,286 individuals working at the Company and its subsidiaries, of which approximately 7,046 are based in the United States and approximately 4,240 are based outside of the United States.

•Employee Population. In determining the identity of the median employee, we excluded 23 based in China, 7 based in France, 23 based in Germany, 3 based in Indonesia, 8 based in Italy, 8 based in Japan, 11 based in Macau, 63 based in the Philippines, 7 based in South Korea, 10 based in Thailand, and 100 employees based in the United Kingdom, who represented less than 5% of our employee population. As a result, the Company’s employee population used for determining the median employee was approximately 11,023 individuals, including 7,046 employees based in the United States and approximately 3,977 employees based outside of the United States.
•Consistently applied compensation measure. To identify the median employee, we used the gross pay of all of our employees, excluding our CEO, our China, France, Germany, Indonesia, Italy, Japan, Macau, Philippines, South Korea, Thailand, and United Kingdom-based employees, and independent contractors and consultants who were not paid directly by the Company. We did not make any cost-of-living or other adjustments in identifying the median employee and we did not annualize the pay of any employees who were not employed for the full year.
We then calculated the 2025 total annual compensation of such median employee in accordance with the requirements of the executive compensation rules for the Summary Compensation Table (Item 402(c)(2)(x) of Regulation S-K). Under this calculation, the median employee’s annual total compensation was $52,243.
Utilizing the same executive compensation rules, and consistent with the amount reported in the “Total” Column of our Summary Compensation Table for 2025 above for our CEO, the annual total compensation of our CEO was $2,741,682. The resulting ratio of the annual total compensation of our CEO to the annual total compensation of the median employee was 52 to 1. This ratio represents a reasonable estimate calculated in a manner consistent with SEC rules based on the methodology described above.
The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices, and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
This information is being provided in response to SEC disclosure requirements. Neither the Compensation Committee nor management of the Company uses the pay ratio measure in making any compensation decisions.
DIRECTOR COMPENSATION
For the fiscal year ended December 31, 2025, we have adopted the following non-employee director compensation policy:
•Annual Retainer. Each independent director is entitled to an annual cash fee of $50,000. Our lead independent director is entitled to an additional $20,000 annual cash fee.
•Committee Fees. Members of any of our committees are entitled to an additional annual cash fee of $2,500. Each of the chairs of our committees is entitled to an additional $7,500 annual cash fee.
•Annual Equity Award. Each independent director will be granted annually a number of restricted stock units equal to $100,000 at the date of issue. The restricted stock units will vest and settle into shares of common stock on the one-year anniversary of the date of grant.
Independent directors with more than one year of service are expected to directly own at least 1,000 shares of our common stock. In addition, our directors are entitled to be reimbursed by us for reasonable expenses incurred by them in the course of their duties as a director of TIC Solutions.
Messrs. Cullinan, Hochfelder, Lillie, Roth and Wright and Mses. Bush and Hepding were paid compensation for their respective services on our Board of Directors. Sir Martin and Mr. Franklin did not receive any additional compensation for services as a director. In addition, Mr. Pizzey, who served as our Chief Executive Officer, and Mr. Heraud, who served as our President and Chief Operating Officer, were not entitled to receive any additional compensation for their services as a director.

2025 Director Compensation Table
The table below sets forth the non-employee director compensation for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Total ($)
Sir Martin E. Franklin(1)	—	—	—
Robert A.E. Franklin(1)	—	—	—
Antoinette C. Bush(4)	55,000	100,000	155,000
Rory Cullinan(5)	77,500	100,000	177,500
Elizabeth Meloy Hepding(6)	55,000	100,000	155,000
Peter A. Hochfelder(7)	60,000	100,000	160,000
James E. Lillie(8)	60,000	100,000	160,000
Byron Roth(9)	20,548	100,000	120,548
Dickerson Wright(9)	20,548	100,000	120,548
(1)    Sir Martin and Mr. Franklin did not receive a fee in connection with their service as non-executive directors.
(2)    Represents the aggregate grant date fair values of restricted stock units granted during 2025, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in calculating the amounts in 2025, see “Note 17. Share-Based Compensation” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(3)    The following table sets forth the aggregate number of restricted stock units outstanding, as of December 31, 2025, for each of our independent directors.

Name	Restricted Stock Units	Unexercised Stock Options
Antoinette C. Bush	9,017
Rory Cullinan	9,017	50,000
Elizabeth Meloy Hepding	9,017
Peter A. Hochfelder	9,017
James E. Lillie	9,017
Byron Roth	9,524
Dickerson Wright	9,524
(4)    Includes an additional cash fee for service as a member of the Compensation Committee and the Nominating and Corporate Governance Committee.
(5)    Includes an additional cash fee for service as our lead independent director and as chair of the Audit Committee.
(6)    Includes an additional cash fee for service as a member of the Audit Committee and the Nominating and Corporate Governance Committee.
(7)    Includes an additional cash fee for service as chair of the Compensation Committee and as a member of the Audit Committee.
(8) Includes an additional cash fee for service as chair of the Nominating and Corporate Governance Committee and as a member of the Compensation Committee.
(9) Represents the pro-rated cash fee received for services as an independent director beginning on August 4, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Based solely upon information made available to us, the following table sets forth certain information regarding the beneficial ownership of our common stock by: (i) each person known by us to beneficially own 5% or more of our outstanding common stock; (ii) each member of the Board; (iii) each named executive officer; and (iv) the members of the Board and our current executive officers as a group. The percentage ownership information shown in the table is based upon 221,042,604 shares of common stock outstanding as of April 24, 2026.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person (for example, upon the exercise of options or warrants) within 60 days of the date of this Amendment are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each person named in the table below is c/o TIC Solutions, Inc., 200 South Park Road, Suite 350, Hollywood, Florida 33021.

Beneficial Owner	Number of Shares Beneficially		Percent of Outstanding Shares
5% Stockholders:
Alyeska Master Fund, L.P.	21,155,826	(1)	9.6%	(2)
Entities managed by Viking Global Investors LP	34,360,000	(3)(4)	15.5%
Permian Investment Partners, LP	21,945,094	(5)	9.9%
P3-EQ, LLC	15,231,090	(6)	6.9%
Gates Capital Management, L.P.	14,836,121	(7)	6.7%
Named Executive Officers and Directors:
Sir Martin E. Franklin	13,215,535	(8)	5.9%
Robert A.E. Franklin	1,117,394	(9)	*
Antoinette C. Bush	10,000		*
Rory Cullinan	72,500	(10)	*
Elizabeth Meloy Hepding	10,000		*
Benjamin Heraud	115,465		*
Peter A. Hochfelder	10,000		*
James E. Lillie	1,816,291	(11)	*
Byron Roth	—		*
Dickerson Wright	8,001,396	(12)	3.6%
Talman Pizzey	502,958		*
Kristin Schultes	6,940		*
Fiona Sutherland	5,200		*
Richard Tong	—		*
MaryJo O’Brien	290,269		*
Greg Conaway	—		*
All Directors and Executive Officers as a Group	25,173,948	(13)	11.4%
*    Represents beneficial ownership of less than one percent (1%) of our outstanding common stock.

(1)    Alyeska Investment Group, L.P., the investment manager of Alyeska Master Fund, L.P. (“Aleyska”), has voting and investment control of the shares held by Alyeska. Anand Parekh is the Chief Executive Officer of Alyeska Investment Group, L.P. and may be deemed to be the beneficial owner of such shares. Mr. Parekh, however, disclaims any beneficial ownership of the shares held by Aleyska. The registered address of Aleyska is at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street George Town, Grand Cayman, KY1-1104, Cayman Islands. Alyeska Investment Group, L.P. is located at 77 W. Wacker, Suite 700, Chicago IL 60601. This amount consists of (i) 17,530,826 shares of common stock, 10,880,826 of which were issued in a private placement, (ii) 3,125,000 shares of common stock issuable upon the exercise of the pre-funded warrant and (iii) 500,000 shares of common stock issuable upon the exercise of public warrants.
(2)    The pre-funded warrant is subject to a beneficial ownership limitation of 9.99%, which restricts the holder from exercising that portion of the warrant that would result in the holder and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation.
(3)    Based on a Schedule 13G filed by Viking Global Investors LP on May 15, 2025. This amount consists of (i) 11,338,800 shares of common stock held directly by Viking Global Opportunities Drawdown (Aggregator) LP (“VGODA”), which has the authority to dispose of and vote such shares, which power may be exercised by its general partner, Viking Global Opportunities Drawdown Portfolio GP LLC (“VGODP GP”), and by Viking Global Investors LP (“VGI”) which provides managerial services to VGODA, and (ii) 23,021,200 shares of common stock held directly by Viking Global Opportunities Illiquid Investments Sub-Master LP (“VGOP”), which has the authority to dispose of and vote such shares, which power may be exercised by its general partner, Viking Global Opportunities Portfolio GP LLC (“VGOP GP”), and VGI, which provides managerial services to VGOP. O. Andreas Halvorsen, David C. Ott and Rose Shabet, as Executive Committee members of (i) Viking Global Partners LLC (the general partner of VGI) and (ii) Viking Global Opportunities Parent GP LLC, the sole member of (a) Viking Global Opportunities Drawdown GP LLC (which is the sole member of VGODP GP) and (b) Viking Global Opportunities GP LLC (which is the sole member of VGOP GP), have shared authority to direct the voting and disposition of investments beneficially owned by VGI, VGODP GP and VGOP GP. The mailing address for each of the above entities is c/o Viking Global Investors LP, 600 Washington Boulevard, 11th floor, Stamford, CT 06901.
(4)    Each of VGODA and VGOP holds a limited liability company interest in Mariposa Acquisition IX, LLC (“Mariposa”), an entity managed by Sir Martin E. Franklin, and, as a result, collectively may be deemed to have a pecuniary interest in approximately 75,000 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Mariposa.
(5)    Based on a Schedule 13G amendment filed on April 7, 2026 by Permian Investment Partners, LP (“Permian”). This amount consists of (i) 4,055,692 shares of common stock held directly by Permian Nautilus Master Fund LP (“Nautilus Fund”), (ii) 6,564,498 shares of common stock held directly by Permian Master Fund LP (“Master Fund”), (iii) 1,781,981 shares of common stock held directly by Permian Treble Master Fund, LP (“Treble Fund” and together with the Nautilus Fund and the Master Fund, the “Permian Funds”). The Permian Funds and separately managed accounts, some of which are structured as private funds (collectively, the 'Managed Accounts'), are the record holders of the securities. In regard to the Managed Accounts, Permian, as investment adviser to the Managed Accounts, exercises voting and dispositive power over such securities and may be deemed to be the beneficial owner of the securities. The GP is the general partner of, and may be deemed to beneficially own securities owned by, the Permian Funds. As the investment adviser to the Permian Funds and the Managed Accounts, Permian may be deemed to beneficially own the securities. Permian shares voting and dispositive power over the 21,945,094 shares of common stock with the Permian Funds, Managed Accounts and GP. The mailing address for each of the above entities is c/o Permian Investment Partners LP, 1333 Oak Lawn Ave, Suite 900, Dallas, Texas, 75207.
(6)    Based on a Schedule 13G amendment filed on February 9, 2026 by Progeny 3, Inc. (“Progeny”). P3-EQ, LLC is the beneficial owner of all 15,231,090 shares of common stock. Progeny is the managing member of P3-EQ, LLC and has sole voting and dispositive power over all 15,231,090 shares of common stock. Jon Hemingway is the sole shareholder of Progeny and may be deemed to have beneficial ownership of the common stock held by P3-EQ, LLC. The mailing address for P3-EQ, LLC is c/o Progeny 5209 Lake Washington Blvd NE, Suite 200, Kirkland, Washington 98033.
(7)    Based on a schedule 13G filed by Gates Capital Management, L.P. (“Gates Capital”) on February 17, 2026. This amount consists of shares of our common stock held directly by certain funds (the “Gates Capital Funds”) as to which Gates Capital serves as investment manager. Gates Capital Management GP, LLC (the “General Partner”) is the general partner of Gates Capital, Gates Capital Management, Inc. (the “Corporation”) is the managing member of the General Partner and Jeffrey L. Gates serves as the President of the Corporation. Gates Capital, the General Partner, the Corporation and Mr. Gates share voting and dispositive power over all 14,836,121 shares of our common stock held directly by the Gates Capital Funds. The mailing address for each of the above entities is c/o Gates Capital Management, L.P., 1177 Avenue of the Americas, 46th Floor, New York, New York 10036.

(8)    Sir Martin beneficially owns 13,215,535 shares of common stock consisting of shared power to vote, or to direct the vote, and shared power to dispose, or to direct the disposition of, 13,215,535 shares of our common stock consisting of (i) 1,952,745 shares held by MEF Holdings, LLLP (“MEF Holdings”), (ii) 5,410,813 shares held by Brimstone Investments LLC (“Brimstone”) and (iii) 4,851,977 shares held by the Martin E. Franklin Revocable Trust (the “Franklin Trust” and together with MEF Holdings and Brimstone, the "Franklin Holders”). Sir Martin disclaims beneficial ownership of any shares in which he does not have a pecuniary interest. The business address of each of the Franklin Holders is 500 South Pointe Drive, Suite 240, Miami Beach, Florida 33139.
(9)    RAEF Family Trust, of which Mr. Franklin is the trustee and a beneficiary, holds (i) 1,117,394 shares of common stock directly and (ii) holds a limited liability company interest in Mariposa Acquisition IX, LLC and, as a result, may be deemed to have a pecuniary interest in approximately 185,000 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Mariposa Acquisition IX, LLC.
(10)    This amount consists of (i) 22,500 shares of common stock held directly by Mr. Cullinan and (ii) 50,000 shares of common stock underlying options to purchase shares of common stock, pursuant to an option deed, which are exercisable at any time until July 31, 2029.
(11)    Mr. Lillie holds (i) 1,816,291 shares of common stock directly and (ii) a limited liability company interest in Mariposa Acquisition IX, LLC and, as a result, may be deemed to have a pecuniary interest in approximately 92,500 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Mariposa Acquisition IX, LLC.
(12)    This amount consists of: (i) 2,301,994 shares of common stock held directly by the Wright Family Trust; (ii) 683,701 shares of common stock held directly by The Lauren Wright GST Exempt Trust C/U Dickerson Wright 2010 GRAT; (iii) 944,148 shares of common stock held directly by The Lauren Wright GST Exempt Trust C/U Katherine Wright 2010 GRAT; (iv) 480,702 shares of common stock held directly by The Lauren Wright GST Non-Exempt Trust C/U Katherine Wright 2010 GRAT; (v) 683,701 shares of common stock held directly by The Stephanie Wright GST Exempt Trust C/U Dickerson Wright 2010 GRAT; (vi) 741,150 shares of common stock held directly by The Stephanie Wright GST Non-Exempt Trust C/U Dickerson Wright 2010 GRAT; (vii) 944,148 shares of common stock held directly by The Stephanie Wright GST Exempt Trust C/U Katherine Wright 2010 GRAT; (viii) 480,702 shares of common stock held directly by The Stephanie Wright GST Non-Exempt Trust C/U Katherine Wright 2010 GRAT; and (ix) 741,150 shares of common stock held directly by The Lauren Wright GST Non-Exempt Trust C/U Dickerson Wright 2010 GRAT. Mr. Wright and his wife, Katherine Wright, are trustees of the foregoing nine trusts. As a trustee, Mr. Wright may be deemed to exercise voting and investment power over the shares held by each trust. Mr. Wright disclaims beneficial ownership of these securities except to the extent of this pecuniary interest therein.
(13)    This amount includes an aggregate of (i) 1,000,000 shares of common stock issuable upon conversion of the Series A Preferred Stock and (ii) 50,000 shares of common stock issuable upon exercise of options to purchase shares of common stock, in each case that are convertible or exercisable within 60 days after April 24, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Policies on Transactions with Related Persons
The Board of Directors has determined that the Audit Committee is best suited to review and approve or ratify transactions with related persons, in accordance with the policy set forth in the Audit Committee Charter. Such review will apply to any transaction or series of related transactions or any material amendment to any such transaction involving a related person and the Company or any subsidiary of the Company. For purposes of the policy, “related persons” will consist of executive officers, directors, director nominees, any stockholder beneficially owning more than 5% of the issued and outstanding common stock, and immediate family members of any such persons. In reviewing related person transactions, the Audit Committee will take into account all factors that it deems appropriate, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. No member of the Audit Committee will be permitted to participate in any review, consideration or approval of any related person transaction in which the director or any of his immediate family member is the related person.
Transactions with Related Persons
Since January 1, 2025, we have not entered into any related party transactions other than as set forth below.

Insider Letter Agreement
In connection with our initial public offering, we entered into a letter agreement (the “Insider Letter”) with each of Sir Martin E. Franklin, Mr. Robert Franklin, James E. Lillie and certain other individuals affiliated with Mariposa Acquisition IX, LLC (the “Founder Entity”, and such individuals, the “Founders”) who hold the Series A Preferred Stock, pursuant to which they agreed, among other things that they would not, without our prior written consent, offer, sell, contract to sell, pledge or otherwise dispose of any Series A Preferred Stock (excluding any Common Stock received in respect of their Annual Dividend Amount (as defined in our Certificate of Incorporation) received thereon from time to time), for a period of five years after the closing of our acquisition of ASP Acuren Holdings, Inc. (the “Acuren Acquisition”) (subject to certain customary exceptions).
Registration Rights
Pursuant to the Insider Letter, we have also agreed to provide the Founders and Founder Entity with certain registration rights that require us to provide them with such information and assistance following the Acuren Acquisition, subject to the restrictions described in the paragraph above and customary exceptions, as they may reasonably request to enable it to effect a disposition of all or part of their Common Stock or Warrants, including, without limitation, the preparation, qualification and approval of a prospectus in respect of such Common Stock or Warrants. Concurrently with the closing of the Acuren Acquisition on July 30, 2024, we raised cash proceeds of $666.6 million (net of issuance costs) from the issuance of 58,259,984 shares of Common Stock at $10.00 per share (the “PIPE Financing”) and early exercise of 36,710,124 Warrants at $10.00 per whole share of Common Stock (the “Warrant Financing”). In connection with the Acuren Acquisition, certain entities managed by Viking Global Investors LP (“Viking”), certain entities affiliated with Permian Investment Partners LP (“Permian”) and an entity managed by Progeny 3, Inc. (“Progeny”), each of which beneficially own more than 5% of the Company’s issued and outstanding shares, irrevocably committed to purchase Common Stock in the PIPE Financing. In addition, in connection with the Warrant Financing, each of the Founder Entity, Viking, Permian and Progeny irrevocably committed to exercise their respective Warrants. In exchange for such commitments, we agreed, among other things, that when requested by written notice (delivered not earlier than three months following the Acuren Acquisition), we would use commercially reasonable efforts to promptly enter into a customary registration rights agreement with such entity, which agreement would provide for customary registration rights (subject to customary exceptions) with respect to the Common Stock, or any other equity interests later acquired by such entity in exchange for the Common Stock in connection with a recapitalization, redomiciliation or similar transaction.
Consulting Services Agreement
On July 30, 2024, the Company entered into a Consulting Services Agreement with Mariposa Capital, LLC, an affiliate of Sir Martin. Under this agreement, Mariposa Capital, LLC agreed to provide certain services, including corporate development and consulting services, consulting services with respect to mergers and acquisitions, investor relations services, strategic planning consulting services, capital expenditure allocation consulting services, strategic treasury consulting services and such other services relating to the Company as may from time to time be mutually agreed. In connection with these services, Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. The initial term of this agreement terminated on July 30, 2025 and automatically renews for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. This agreement may only be terminated by the Company upon a vote of a majority of our directors. In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the initial term or a renewal term, as the case may be.

Director Independence
Our Board of Directors reviews the independence of the current and potential members of the Board of Directors in accordance with independence requirements set forth in the NYSE rules and applicable provisions of the Exchange Act. During its review, the Board of Directors considers transactions and relationships between each director and potential directors, as well as any member of his or her immediate family, and the Company and its affiliates, including those related-party transactions contemplated by Item 404(a) of Regulation S-K under the Exchange Act. The Board of Directors must affirmatively determine that the director has no material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, that, in the opinion of the Board of Directors, would interfere with the exercise of the director’s independent judgment in carrying out the responsibilities of a director. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. Our Board of Directors has determined that all directors except Sir Martin, Mr. Franklin, Mr. Pizzey, and Mr. Heraud are “independent” as such term is defined by NYSE rules, our corporate governance guidelines and the federal securities laws.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table presents fees billed for audit and other services rendered by Grant Thornton UK LLP and PwC in 2024 and PwC in 2025:

Services Provided	2025 (PwC) ($)	2024 (PwC) ($)	2024 (Grant Thornton) ($)
Audit Fees(1)	$5,000,000	$7,505,000	$—
Audit-Related Fees(2)	—	—	282,000
Tax Fees(3)	2,013,000	776,750	—
All Other Fees(4)	2,000	—	—
Total	$7,015,000	$8,281,750	$282,000
(1)     Fees were for professional services provided in connection with audits and interim reviews of our consolidated financial statements, as well as the preparation of consents, comfort letters, and reviews of SEC filings.
(2)    Fees were for professional services provided in connection with acquisition related activities and the transition to PwC as our independent registered public accounting firm.
(3)    Fees were for professional services rendered for tax compliance and tax consulting services and were primarily related to increased services as a result of the NV5 Acquisition.
(4)    Fees were for software licenses.
Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services
The Audit Committee Charter requires that the Audit Committee preapprove all auditing services and permitted non-audit services to be performed by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. Either the Chair of the Audit Committee acting alone, or the other two members acting jointly, may grant preapprovals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant preapprovals will be presented to the full Audit Committee or the Board at its next scheduled meeting.
Consistent with these policies and procedures, the Audit Committee has approved all of the services rendered by PwC during fiscal year 2025, as described above.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.
(b) List of Exhibits.
The following is a list of exhibits filed with this Form 10-K/A.

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

4.1@	Description of Capital Stock
4.2	Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2025).
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

10.16†	Fiona Sutherland Separation Letter, dated August 26, 2025 (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 effective October 29, 2025 (333-290838).
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

10.19*†	Richard Tong Separation Letter, dated October 24, 2025.
10.20*†	Employment Agreement, dated October 1, 2010, between NV5, Inc. (formerly Vertical V, Inc.) and MaryJo O’Brien, as amended by that certain First, Second, Third and Fourth Amendments.
10.21*†	Executive Employment Agreement, dated March 31, 2026, by and between TIC Solutions, Inc. and Benjamin Heraud.
10.22*†#	Talman Pizzey Separation Agreement dated March 31, 2026.
19.1	TIC Solutions, Inc. (f/k/a Acuren Corporation) Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed on March 27, 2025).
21.1@	List of subsidiaries of the registrant.
23.1@	Consent of PricewaterhouseCoopers LLP (Successor).
23.2@	Consent of PricewaterhouseCoopers LLP (Predecessor).
31.1@	Certification by Talman B. Pizzey, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2@	Certification by Kristin Schultes, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification by Ben Heraud, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification by Kristin Schultes, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1@	Certification by Talman B. Pizzey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2@	Certification by Kristin Schultes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	TIC Solutions, Inc. (f/k/a Acuren Corporation) Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed on March 27, 2025).
*Filed herewith.
**Furnished herewith.
@    Included as an exhibit to the Original Form 10-K.
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

TIC SOLUTIONS, INC.

Date: April 30, 2026	By:	/s/ Benjamin Heraud
Benjamin Heraud
Chief Executive Officer