Form 10-Q
period 2026-03-31
TIC Solutions, Inc.
filed 2026-05-06
CIK 2032966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
_______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The number of shares of the registrant’s common stock outstanding as of May 1, 2026, was 221,042,604.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TIC Solutions, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par and share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$426,564	$439,536
Accounts receivable, net	344,243	366,293
Contract assets, net	182,732	154,439
Prepaid expenses and other current assets	66,821	60,768
Total current assets	1,020,360	1,021,036
Property and equipment, net	245,601	255,625
Operating lease right-of-use assets, net	54,919	60,209
Goodwill	1,647,534	1,649,595
Intangible assets, net	1,351,980	1,391,382
Deferred tax assets	1,423	1,438
Other assets	10,319	17,024
Total assets	$4,332,136	$4,396,309
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$57,505	$60,426
Accrued expenses and other current liabilities	168,237	151,626
Contract liabilities	52,000	47,846
Current portion of long-term debt	23,460	25,511
Current portion of lease obligations	32,215	33,584
Total current liabilities	333,417	318,993
Long-term debt, net of current portion	1,585,424	1,587,686
Non-current lease obligations	61,401	66,049
Deferred tax liabilities	205,155	222,955
Other non-current liabilities	12,880	20,710
Total liabilities	2,198,277	2,216,393

Commitments and contingencies (Note 15)

Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 221,039,674 and 220,485,045 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	2,371,142	2,362,943
Accumulated deficit	(235,654)	(194,105)
Accumulated other comprehensive income (loss)	(1,650)	11,057
Total stockholders' equity	2,133,859	2,179,916
Total liabilities and stockholders' equity	$4,332,136	$4,396,309
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$488,029	$234,215
Cost of revenue	326,728	190,546
Gross profit	161,301	43,669
Selling, general and administrative expenses	150,328	39,872
Depreciation and amortization	40,036	13,237
Loss from operations	(29,063)	(9,440)
Interest expense, net	29,021	16,007
Other income, net	(77)	(1,119)
Loss before income tax benefit	(58,007)	(24,328)
Income tax provision (benefit)	(16,458)	1,465
Net loss	(41,549)	(25,793)
Undistributed loss allocated to Series A Preferred Stock	190	211
Net loss allocated to common stockholders	$(41,359)	$(25,582)

Other comprehensive income (loss):
Net loss	$(41,549)	$(25,793)
Foreign currency translation adjustment	(12,707)	2,561
Total other comprehensive loss	$(54,256)	$(23,232)

Basic and diluted loss per share:
Common stock, basic and diluted	$(0.19)	$(0.21)
Series A Preferred Stock, basic and diluted	$(0.19)	$(0.21)
Weighted-average shares outstanding:
Common stock, basic	217,251,178	121,476,215
Common stock, diluted	218,251,178	122,476,215
Series A Preferred Stock, basic and diluted	1,000,000	1,000,000
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2025	220,485,045	$21	1,000,000	$—	$2,362,943	$(194,105)	$11,057	$2,179,916
Net loss	—	—	—	—	—	(41,549)	—	(41,549)
Share-based compensation expense	—	—	—	—	8,728	—	—	8,728
Restricted stock issuances and restricted stock unit vestings, net	(113,718)	—	—	—	(529)	—		(529)
Issuance of common shares in conjunction with the Series A Preferred Stock Dividend	668,347	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(12,707)	(12,707)
Balances at March 31, 2026	221,039,674	$21	1,000,000	$—	$2,371,142	$(235,654)	$(1,650)	$2,133,859

	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2024	121,476,215	$12	1,000,000	$—	$1,293,638	$(106,989)	$(35,489)	$1,151,172
Net loss	—	—	—	—	—	(25,793)	—	(25,793)
Share-based compensation expense	—	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	—	—	2,561	2,561
Balances at March 31, 2025	121,476,215	$12	1,000,000	$—	$1,294,745	$(132,782)	$(32,928)	$1,129,047
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(41,549)	$(25,793)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	58,880	28,599
Noncash lease expense	6,035	2,491
Share-based compensation expense	12,912	1,107
Amortization of deferred financing costs	1,883	828
Deferred taxes	(17,334)	(4,320)
Other	1,189	(899)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	22,092	40,254
Contract assets	(27,886)	(8,395)
Prepaid expenses and other current assets	(5,635)	4,306
Accounts payable	(7,402)	3,433
Accrued expenses and other current liabilities	7,391	(5,708)
Operating lease obligations	(5,801)	(2,352)
Contract liabilities	4,161	(213)
Other assets and liabilities	989	(546)
Net cash provided by operating activities	9,925	32,792

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,884)	(8,030)
Purchases of property and equipment	(5,697)	(4,476)
Proceeds from sale of property and equipment	1,287	293
Net cash used in investing activities	(8,294)	(12,213)

Cash flows from financing activities:
Payments on long-term borrowings	(4,131)	(1,932)
Payments of debt issuance costs	—	(1,165)
Payments on finance lease obligations and other long-term debt	(8,776)	(2,508)
Net cash used in financing activities	(12,907)	(5,605)

Net effect of exchange rate fluctuations on cash and cash equivalents	(1,696)	1,631
Net change in cash and cash equivalents	(12,972)	16,605

Beginning of period	439,536	139,134
End of period	$426,564	$155,739
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)
Supplemental cash flow information and schedules of non-cash investing and financing activities for the periods indicated were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental disclosure of cash flow information
Interest paid	$26,673	$14,332
Income taxes paid	$4,022	$6,172
Supplemental disclosure of non-cash operating, investing and financing activities:
Purchases of property and equipment accrued and not yet paid	$4,472	$3,461
Notes payable and other obligations issued for acquisitions	$3,000	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(table amounts in thousands, except share and per share data)
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TIC Solutions, Inc. (formerly Acuren Corporation and hereinafter referred to as “we,” “our,” “us,” “TIC Solutions,” or the “Company”) is a leading provider of tech-enabled Testing, Inspection, Certification and Compliance (“TICC”), engineering and consulting, and geospatial services. On August 4, 2025 (the “NV5 Closing Date”), the Company completed its acquisition of NV5 Global, Inc. (“NV5” and such acquisition, the “NV5 Acquisition”), an engineering and consulting services company. The Company operates primarily in North America and serves both private and public-sector clients. On October 10, 2025, the Company changed its name from Acuren Corporation to TIC Solutions, Inc.
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
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements (the “interim statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as certain information has been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current period presentation. Such reclassifications did not have a material effect on the Company's financial condition or results of operations as previously reported. The results of operations of companies acquired are included from the date of acquisition. In the opinion of management, these interim statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These interim statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC (the “2025 Annual Report”).
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in “Note 2. Summary of Significant Accounting Policies” in our 2025 Annual Report and are supplemented by the notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, by following the five-step model: the Company identifies a contract with a customer, identifies the performance obligation(s) in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues as the Company satisfies the performance obligation(s).

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
Performance obligations in certain contracts are satisfied at a point in time. Revenue for these services is recognized when control of the promised deliverable transfers to the customer, which is generally upon completion, delivery or customer acceptance of reports or analyses.
The Company enters into contracts with its clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-unit price. Cost-reimbursable contracts consist of the following:
•time and material contracts, which are common for professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have an initial not-to-exceed or guaranteed maximum price provision.
•cost-plus contracts are the predominant contracting method used by the Company to charge clients for its costs, including both direct and indirect costs, plus a negotiated fee. The total estimated cost plus the negotiated fee represents the total contract value.
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
As of March 31, 2026, the Company had $1.1 billion of remaining performance obligations, of which $860.2 million is expected to be recognized over the next 12 months. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
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
In certain circumstances, the contract may allow for billing terms that result in cumulative amounts billed in excess of revenues recognized. “Contract liabilities” represent billings in excess of revenues recognized on these contracts as of the reporting date that are generally classified as current. During the three months ended March 31, 2026, revenue recognized related to the Company’s contract liabilities that existed as of December 31, 2025 was not material.
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
Recent Accounting Pronouncements Not Yet Adopted
The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended December 31, 2025. See the 2025 Annual Report for information pertaining to the effects of recently adopted and other recent accounting pronouncements.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. The amendments in this update remove all references to prescriptive and sequential software development stages. Under this ASU, capitalization of internal-use software begins when management authorizes and commits to funding the project and it is probable that the project will be completed. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods; however early adoption is permitted either prospectively or retrospectively. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements and related disclosures.
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
NOTE 2. BUSINESS COMBINATIONS
2026 Acquisitions
During the three months ended March 31, 2026, the Company completed one business combination, which was not significant to the consolidated financial statements. Total consideration for the acquisition was approximately $5.0 million. The Company recorded approximately $2.0 million of goodwill related to the acquisition. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805.

2025 Acquisitions
NV5 Acquisition
On August 4, 2025, the Company completed its acquisition of NV5 pursuant to the Agreement and Plan of Merger dated May 14, 2025.
In conjunction with the NV5 Acquisition, in 2025 the Company completed a reorganization of the Company’s reportable segments to align with the service offerings of the combined entity. Accordingly, the post-acquisition results of NV5 are reported within the Company’s Consulting Engineering and Geospatial reportable segments, and the Company’s historical United States and Canada reportable segments have been combined into the Inspection and Mitigation reportable segment. “See Note 16. Segment Reporting” for further discussion regarding the Company’s reorganization and revised reportable segments.
The aggregate purchase consideration paid to the stockholders of NV5 totaled $1.7 billion, including: (i) a cash payment at the NV5 Closing Date of $870.9 million, (ii) the issuance of 73.2 million shares of common stock to NV5 stockholders with an estimated fair value of $768.3 million, and, (iii) the replacement of $76.5 million of unvested NV5 share-based awards, of which $29.7 million was attributable to pre-combination services. The Company funded the cash portion of the purchase price with a new term loan in an aggregate principal amount of $875.0 million and cash on hand. In conjunction with the debt financing, the Company incurred $21.9 million in debt issuance costs that were capitalized and will be amortized using the effective interest method over the remaining term of the Term Loans (as defined in “Note 11. Long-Term Debt”). The Company also increased the amount of its existing senior secured revolving credit facility to $125.0 million (the “Revolving Credit Facility”) and incurred debt issuance costs of $1.3 million related to the Revolving Credit Facility which will be amortized on a straight-line basis over the remaining term of the Revolving Credit Facility.
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
The excess of the purchase price over the preliminary fair value of the tangible and intangible net assets acquired and liabilities assumed has been recorded as goodwill. The goodwill balance is primarily attributed to the assembled workforce, expansion of service offerings, market opportunities and synergies expected to be achieved from the combined operations of the Company and NV5. The Company has preliminarily assigned goodwill amounts of approximately $15.4 million, $515.3 million, and $233.1 million to the Inspection and Mitigation, Consulting Engineering and Geospatial segments, respectively. Goodwill of $76.1 million is expected to be deductible for income tax purposes.

The following table summarizes the preliminary estimated fair value of consideration transferred and the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the NV5 Acquisition:

Total
Cash consideration	$870,911
Equity consideration	768,304
Replacement of share-based awards	29,744
Total consideration	$1,668,959

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$58,958
Accounts receivables	186,228
Contract assets	123,428
Prepaid expenses and other current assets	33,536
Plant and equipment	80,557
Other assets	4,560
Operating lease right-of-use assets	33,464
Intangible assets	720,000
Accounts payable	(40,350)
Accrued expenses and other current liabilities	(99,123)
Contract liabilities	(47,694)
Other liabilities	(10,569)
Deferred tax liabilities	(97,935)
Lease liabilities	(39,908)
Total identifiable net assets acquired	$905,152
Goodwill	$763,807
Measurement period adjustments made during the three months ended March 31, 2026 were immaterial.
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

Fair Value as of March 31, 2026
Customer relationships	$590,000
Customer backlog	88,000
Trade name	39,000
Developed technology	3,000
Total intangible assets	$720,000
The weighted useful lives over which the intangible assets will be amortized are estimated as follows: 15 years for customer relationships, 2 years for customer backlog, 10 years for the trade name, and 3 years for developed technology.
In conjunction with the NV5 Acquisition, the Company incurred transaction costs of $24.7 million, which were expensed and included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

Pro Forma Consolidated Financial Information
The following pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2025 as if the NV5 Acquisition and related financing had occurred as of January 1, 2024, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the NV5 business and are not necessarily indicative of what the Company’s operating results would have been had the NV5 Acquisition and related financing taken place on January 1, 2024.

Three Months Ended
March 31, 2025
Net Revenue	$468,260
Net Loss	$(43,109)
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
Other 2025 Acquisition Activity
During the year ended December 31, 2025, the Company completed seven other business combinations, which were not significant to the consolidated financial statements, either individually or in the aggregate. Total aggregate consideration was $45.8 million. The Company recorded a total $17.9 million of goodwill related to these acquisitions, of which $9.8 million was assigned to the Inspection and Mitigation reportable segment, $1.9 million was assigned to the Consulting Engineering reportable segment, and $6.2 million was assigned to the Geospatial reportable segment. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The measurement period adjustments were not material.
NOTE 3. STOCKHOLDERS’ EQUITY
The Company has authorized shares consisting of two classes: 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 1,000,000 shares are designated as “Series A Preferred Stock” (the “Series A Preferred Stock”). As of March 31, 2026, the Company had 221,039,674 shares of common stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.
Series A Preferred Stock
The Company has 1,000,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2026. Shares of the Series A Preferred Stock are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares and are not unconditionally redeemable or conditionally puttable by the holder for cash. As such, shares of Series A Preferred Stock are classified as permanent equity in the accompanying condensed consolidated balance sheets.
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
Holder of the Series A Preferred Stock will participate in any dividends on the common stock on an as converted basis. Specifically, if the Company pays a dividend on its common stock, the holder of the Series A Preferred Stock will also receive an amount equal to 20 percent of the dividend which would be distributable on 121,476,215 shares of common stock as of March 31, 2026. All such dividends on the Series A Preferred Stock will be paid at the same time as the dividends on the common stock.
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
The Company followed ASC 718, Compensation — Stock Compensation, to account for the issuance of the Series A Preferred Stock. See “Note 17. Share-Based Compensation” in the 2025 Annual Report for further discussion.
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
Public Warrants
In May 2023, in connection with the Company’s initial IPO, the Company issued 54,975,000 Public Warrants to the purchasers of both common shares and Series A Preferred Stock (including 25,000 Warrants that were issued to the then independent non-founder directors in connection with their fees). Each Public Warrant is exercisable until July 30, 2027. The Public Warrants are exercisable in multiples of four-for-one share of common stock at an exercise price of $11.50 per whole share of common stock.

The Public Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price per share of the common stock exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Public Warrants). The Public Warrants expire worthless on July 30, 2027, if not exercised or redeemed. The Public Warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. During the three months ended March 31, 2026, no Public Warrants were exercised for shares of commons stock. As of March 31, 2026 and May 1, 2026, the Company had 14,952,860 Public Warrants outstanding for approximately 3,738,215 shares of common stock.
Share Repurchase Program
On March 10, 2026, the Company’s Board of Directors approved a share repurchase program of up to $200.0 million of the Company’s common stock through open market repurchases (including pursuant to Rule 10b-18 under the Securities Exchange Act of 1934) and/or in privately negotiated transactions, at management’s discretion and subject to market and business conditions, applicable legal requirements, and other factors. As of March 31, 2026, the Company has not repurchased any common stock under the share repurchase program. The Company’s share repurchase program does not obligate the Company to purchase any shares. Repurchased shares will be retired. The program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors in its sole discretion.
NOTE 4. EARNINGS PER SHARE
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

The following table sets forth the computations of basic and diluted loss per share of common stock and Series A Preferred Stock using the two-class method and the if-converted method, respectively, for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Basic shares:
Numerator:
Net loss	$(41,549)	$(25,793)
Undistributed loss allocated to Series A Preferred Stock	190	211
Net loss available to holders of common stock	$(41,359)	$(25,582)
Denominator:
Weighted average common stock outstanding – basic	217,251,178	121,476,215
Weighted average Series A Preferred Stock outstanding – basic	1,000,000	1,000,000
Basic loss per common stock	$(0.19)	$(0.21)
Basic loss per Series A Preferred Stock	$(0.19)	$(0.21)
Dilutive shares:
Numerator:
Undistributed loss allocated to common stock	$(41,359)	$(25,582)
Undistributed loss allocated to Series A Preferred Stock	(190)	(211)
Total undistributed loss	$(41,549)	$(25,793)
Denominator:
Weighted average common stock outstanding – basic	217,251,178	121,476,215
Add: dilutive securities
Series A Preferred Stock	1,000,000	1,000,000
Weighted average common stock outstanding – diluted	218,251,178	122,476,215
Weighted average Series A Preferred Stock outstanding – diluted	1,000,000	1,000,000
Diluted loss per common stock	$(0.19)	$(0.21)
Diluted loss per Series A Preferred Stock	$(0.19)	$(0.21)
For the three months ended March 31, 2026 and March 31, 2025, the Company excluded the following potentially dilutive shares from the computation of diluted loss per common stock as the impact would have been anti-dilutive:

	Three Months Ended
Potentially dilutive securities	March 31, 2026	March 31, 2025
Stock options(1)	—	125,000
Warrants(1)	—	212,901
Restricted stock awards	3,390,276	—
Restricted stock units	1,145,327	973,092
Shares issuable pursuant to the Series A Preferred Stock dividend(2)	—	3,196,648

(1) For the three months ended March 31, 2026, the stock options and warrants were out of the money.
(2) See discussion of the Annual Dividend Amount in “Note 3. Stockholders’ Equity.”

NOTE 5. ACCOUNTS RECEIVABLE AND CONTRACT ASSETS
Accounts receivable and contract assets are recorded net of allowances for credit losses. Accounts receivable represent invoiced and accrued revenue while contract assets represent accrued revenue that has yet to be invoiced to the customer. The Company’s accounts receivable, contract assets and allowance for credit losses consisted of the following as of the below dates:

	March 31, 2026	December 31, 2025
Accounts receivables	$347,195	$369,669
Contract assets	182,802	154,510
Allowance for credit losses	(3,022)	(3,447)
Total accounts receivables, net	$526,975	$520,732
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
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Useful Life (Years)	March 31, 2026	December 31, 2025
Land		$6,117	$6,179
Buildings and leasehold improvements	25	25,908	25,364
Computer, software, and office equipment	3 – 5	24,560	23,279
Machinery and equipment	3 – 10	186,145	181,437
Vehicles, aircrafts and vessels	5 - 15	97,781	96,192
Construction in progress		12,222	11,238
Total property and equipment		352,733	343,689
Accumulated depreciation		(107,132)	(88,064)
Property and equipment, net		$245,601	$255,625
Total depreciation expense for property and equipment was recognized as follows for the following periods:

	Three Months Ended
	March 31, 2026	March 31, 2025
Cost of revenue	$18,843	$15,362
Selling, general and administrative expenses	3,083	235
Total depreciation expense	$21,926	$15,597
NOTE 7. GOODWILL
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2026 were as follows:

	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Balance at December 31, 2025	$895,533	$516,873	$237,189	1,649,595
Acquisitions	—	2,069	—	2,069
Measurement period adjustments	102	292	2,147	2,541
Currency adjustments	(6,671)	—	—	(6,671)
Balance at March 31, 2026	$888,964	$519,234	$239,336	$1,647,534

NOTE 8. INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets were as follows:

	Weighted Average Remaining Life (Years)	March 31, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	13.3	$1,279,417	$(104,950)	$1,174,467	$1,282,032	$(82,609)	$1,199,423
Customer backlog	1.4	88,741	(42,215)	46,526	88,466	(31,126)	57,340
Tradenames	12.3	138,946	(13,621)	125,325	139,498	(11,059)	128,439
Technology	2.9	7,993	(2,331)	5,662	8,019	(1,839)	6,180
		$1,515,097	$(163,117)	$1,351,980	$1,518,015	$(126,633)	$1,391,382
Amortization expense recognized on intangible assets was $37.0 million and $13.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued Expenses and Other Current Liabilities
The Company’s accrued expenses and other current liabilities consisted of the following as of the below dates:

	March 31, 2026	December 31, 2025
Accrued salaries, wages and related employee benefits	$76,617	$58,655
Accrued trade payables	28,220	32,090
Accrued operating expenses	15,528	21,718
Accrued indirect taxes	4,334	4,676
Accrued sales discounts	1,986	3,094
Current portion of contingent consideration	12,670	8,608
Other accrued expenses	28,882	22,785
Total accrued expenses and other current liabilities	$168,237	$151,626
Contingent Consideration
Contingent consideration arrangements are included as part of the purchase price of acquired companies on their respective acquisition dates. The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent consideration payments are included in “Selling, general and administrative expenses” in the consolidated statements of operations. During the three months ended March 31, 2026 the Company recorded contingent consideration of $1.0 million related to 2026 acquisitions and made payments of $1.3 million. Fair value re-measurements were $1.9 million during the three months ended March 31, 2026. Accordingly, as of March 31, 2026, the Company had $15.2 million of contingent consideration recorded on the condensed consolidated balance sheet, including $12.7 million reflected as current. As of December 31, 2025, the Company had $13.6 million of contingent consideration recorded on the consolidated balance sheet, including $8.6 million reflected as current

NOTE 10. FAIR VALUE MEASUREMENTS
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
The fair value of interest rate swap agreements are determined using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. This fair value measurement is based on inputs that are observable either directly or indirectly and thus represents a Level 2 measurement within the fair value hierarchy. Refer to “Note 12. Financial Instruments” for further details on the accounting treatment of swap agreements.
NOTE 11. LONG-TERM DEBT
The Company’s long-term debt obligations consisted of the following:

	Maturity Date	March 31, 2026	December 31, 2025
Term Loans	July 30, 2031	$1,631,804	$1,635,935
Revolving credit facility	July 30, 2029	—	—
Promissory notes		13,389	15,273
Less: Unamortized deferred financing costs		(36,309)	(38,011)
Total debt, net		1,608,884	1,613,197
Less:
Current portion of Term Loans		(16,525)	(16,525)
Current portion of promissory notes		(6,935)	(8,986)
Long-term debt, net of current portion		$1,585,424	$1,587,686

2024 Credit Agreement
The Company is party to a credit agreement by and among Acuren Delaware Holdco, Inc. (f/k/a AAL Delaware Holdco, Inc.), a wholly-owned subsidiary of the Company, as the initial borrower, Acuren Holdings, Inc. (f/k/a ASP Acuren Holdings, Inc.), a wholly-owned subsidiary of the Company, as a borrower, and any other subsidiaries of the Company from time to time party thereto as borrowers, (collectively, the “Borrowers”), the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $775.0 million seven-year senior secured term loan (the “2024 Term Loan”) under the senior secured term loan facility (the “Term Loan Facility”) and a $75.0 million five-year senior Revolving Credit Facility, of which up to $20.0 million can be used for the issuance of letters of credit (together with the Term Loan Facility, the “Credit Facility”).
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
Solely with respect to the Revolving Credit Facility, the Credit Facility contains a financial covenant for the First Lien Net Leverage Ratio to be tested as of the last day of any such fiscal quarter only in the event that the total outstanding (excluding undrawn Letters of Credit) is greater than 35% of the total Revolving Credit Commitment, in which case the First Lien Net Leverage Ratio may exceed 5.85 to 1.00. As of March 31, 2026, the Company was in compliance with the covenants under the Credit Facility.
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
Second Amendment to Credit Agreement
On August 4, 2025, in connection with the NV5 Acquisition, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement to: (i) include new term loans in an aggregate principal amount of $875.0 million (the “2025 Term Loans,” and together with the 2024 Term Loans, the “Term Loans”), and (ii) increase the aggregate amount of the Revolving Credit Facility from $75.0 million to $125.0 million. Principal payments on the Term Loans, commenced on September 30, 2025 and will be made in quarterly installments on the last day of each fiscal quarter in an amount equal to $4.1 million, subject to adjustments in accordance with the Credit Agreement. Accordingly, as of March 31, 2026, the Company has reflected $16.5 million of principal payments as current in the condensed consolidated balance sheet.
As of March 31, 2026, the Company had $1.6 billion of principal outstanding under the Term Loans. The interest rate applicable to the Term Loans is, at the Company’s option, either: (1) a base rate plus an applicable margin equal to 1.75% or (2) SOFR plus an applicable margin equal to 2.75%. For the three months ended March 31, 2026, the Company recorded $1.7 million of amortization expense related to debt issuance costs incurred in connection with the Term Loans. The Term Loans will mature on July 30, 2031.

Revolving Credit Facility
The interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either: (1) a base rate plus an applicable margin equal to 2.50% or (2) SOFR (adjusted for statutory reserves) plus an applicable margin equal to 3.50%. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.375% or 0.50% based on the Company’s first lien net leverage ratio. For the three months ended March 31, 2026, the amortization expense related to debt issuance costs incurred in connection with the Revolving Credit Facility was immaterial. As of March 31, 2026 and December 31, 2025, the Company had no amounts outstanding under its Revolving Credit Facility.
Letters of Credit and Surety Bonds
As of March 31, 2026, the Company had $14.1 million in stand-by letters of credit issued (as a component of the Revolving Credit Facility), but did not withdraw any amount against the letters of credit. Additionally, the Company had $71.0 million in surety bonds outstanding, which are not a component of the Revolving Credit Facility.
Promissory Notes
The Company has outstanding uncollateralized promissory notes due to sellers issued in connection with prior acquisitions completed by NV5 prior to the NV5 Acquisition. As of March 31, 2026, the short-term and long-term outstanding balances of these promissory notes totaled $6.9 million and $6.5 million, respectively. As of March 31, 2026, the Company’s weighted average interest rate on promissory notes was 1.4%.
NOTE 12. FINANCIAL INSTRUMENTS
The Company’s risk management strategy from time to time utilizes interest rate swap agreements to mitigate interest rate exposure on its variable rate debt. The Company has not historically designated these derivatives as hedging instruments and reported these agreements at fair value with unrealized gains and losses recorded within “Interest expense, net” within the condensed consolidated statements of operations and comprehensive income (loss) in the reporting period in which the unrealized gains and losses occurred. During the three months ended March 31, 2026 and March 31, 2025, the Company had no interest rate swap agreements.
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
The Company recorded an income tax benefit of $16.5 million for the three months ended March 31, 2026 and an income tax provision of $1.5 million for the three months ended March 31, 2025. The effective tax rate, inclusive of discrete items, was 28.4% and (6.0)% for the three months ended March 31, 2026 and March 31, 2025, respectively, which was driven by a combination of the disparity between results of operations as well as the tax jurisdictions across the United States and Canada, permanent non-deductible expenses, and the valuation allowance discussed in further detail below.
The Company evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was needed. The deferred tax assets are composed primarily of net operating loss carryforwards and 163(j) interest limitation carryforwards. The Company primarily relies on reversing taxable temporary differences to support the realization of its deferred tax assets. Based on available evidence and limitations on interest deductions under the tax law, the Company previously had a valuation allowance of $10.5 million as of March 31, 2025, primarily against the interest expense carryforward. However, the deferred tax liability recorded in connection with the NV5 Acquisition provided a source of future taxable income which supports the realizability of the interest expense carryforward asset and therefore the valuation allowance was reversed during the three months ended September 30, 2025. The deferred tax liability continues to support the realizability of the interest expense carryforward asset and no valuation allowance has been recorded during the three months ended March 31, 2026.

NOTE 14. STOCK-BASED COMPENSATION
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
The time-based awards issued to the Company’s employees vest either (i) in equal installments over a three-year service period from the grant date or (ii) cliff vest at the end of a one to three-year service period from the grant date. The time-based RSUs issued to the Company’s directors vest at the end of the anniversary date of their grant date. The market-based RSUs issued to the Company’s employees vest upon the later of the (i) first anniversary of the grant date and (ii) the calendar day following the 10 consecutive trading day period during which the VWAP of the Company’s common stock reaches $20.00 per share, which must be achieved before the fifth anniversary of the grant date. The performance-based RSUs issued to the Company’s employees vest based on the attainment of performance-based targets as outlined in the award grant notice over a three-year performance period.
The grant-date fair values of the time-based units and the performance-based units were determined based on the fair value of the underlying common stock on the grant date. The grant-date fair value of the market-based units was determined using a Monte Carlo simulation method which takes into consideration different stock price paths.
Below is a summary of RSU activity for the three months ended March 31, 2026:

	Time Vesting Units		Market Vesting Units		Performance Vesting
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	944,202	$9.76	555,000	$5.35	984,321	$9.38
Granted	3,577,160	7.60	—	—	2,564,179	7.60
Forfeited	(18,677)	9.30	(15,000)	5.35	(83,001)	9.19
Units Vested	(146,667)	9.60	—	—	—	—
Unvested as of March 31, 2026	4,356,018	$8.40	540,000	$5.35	3,465,499	$8.27
Share-based compensation expense is recorded in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and comprehensive income (loss). Share-based compensation expense for the Company’s RSUs during the three months ended March 31, 2026 was $7.8 million, consisting of $6.6 million for time-based RSU’s, $0.3 million for market-based RSUs, and $0.9 million for performance-based RSU’s. Share-based compensation expense includes $4.2 million of expense related to the Company’s liability-classified awards during the three months ended March 31, 2026. The total estimated amount of the liability-classified awards is approximately $17.4 million.
As of March 31, 2026, the total unrecognized compensation expense for time-based RSUs was $43.5 million, which is expected to be recognized over a weighted average period of approximately 2.1 years. As of March 31, 2026, the total unrecognized compensation expense for market-based RSUs was $1.1 million, which is expected to be recognized over a weighted average period of approximately 1.0 years. As of March 31, 2026, the total unrecognized compensation expense for performance-based RSUs was $24.8 million, which is expected to be recognized over a weighted average period of approximately 2.7 years. The aggregate intrinsic value of RSUs vested during the three months ended March 31, 2026 was $1.0 million.
Restricted Stock Awards
NV5 historically granted Restricted Stock Awards (“RSAs”) to its employees. The RSAs generally provided for service-based cliff vesting two to four years following the grant date. In connection with the NV5 Acquisition, all outstanding unvested RSAs otherwise not accelerated upon the NV5 Closing Date were converted into RSAs of the Company with substantially similar terms and conditions of the previously existing awards, including future service requirements. The RSAs were replaced based on an exchange ratio of 2.0387, which was calculated in the same manner as the exchange ratio that was applicable to the NV5 common stock outstanding on the NV5 Closing Date and that received merger consideration on the NV5 Closing Date.

The following summarizes the activity of restricted stock awards during the three months ended March 31, 2026:

	Number of Unvested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	6,958,429	$10.50
Forfeited	(180,010)	10.50
Vested	(385,558)	10.50
Unvested as of March 31, 2026	6,392,861	$10.50
Share-based compensation expense relating to RSAs during the three months ended March 31, 2026 was $5.1 million. As of March 31, 2026, the total unrecognized share-based compensation expense for RSAs was $29.8 million, which is expected to be recognized over a weighted average period of approximately 1.4 years. The aggregate intrinsic value of RSAs vested during the three months ended March 31, 2026 was $3.5 million.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company did not issue any shares of common stock pursuant to the ESPP during the three months ended March 31, 2026. Share-based compensation expense for the Company’s ESPP during the three months ended March 31, 2026 was not material.
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
NOTE 16. SEGMENT REPORTING
The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company’s Chief Executive Officer is the Company’s chief operating decision-maker (“CODM”). The Company is organized into three reportable segments as follows:
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
The Company’s reportable segments are strategic business units that offer different products and services. The accounting policies of the reportable segments are the same as those described under “Note 1. Basis of Presentation and Significant Accounting Policies.” The CODM evaluates the performance of these reportable segments based on their respective gross profit. The CODM considers budget-to-actual and forecast-to-actual variances on a monthly basis when making decisions about allocating resources. The CODM does not regularly review capital expenditures by segment.

The following tables set forth certain financial information for each of the Company’s reportable segments for the periods indicated:

	Three Months Ended March 31, 2026
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$234,827	$187,341	$65,861	$—	$488,029
Cost of revenue	$194,066	$98,191	$34,471	$—	$326,728
Gross profit	$40,761	$89,150	$31,390	$—	$161,301
Depreciation and amortization	$16,723	$1,686	$2,714	$37,757	$58,880
Total assets	$1,982,840	$1,160,672	$626,315	$562,309	$4,332,136
Long-lived assets (1)	$163,822	$10,700	$44,481	$26,598	$245,601
(1) Long-lived assets consist of property and equipment, net as identified in “Note 6. Property and equipment.”

	Three Months Ended March 31, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$234,215	$—	$—	$—	$234,215
Cost of revenue	$190,546	$—	$—	$—	$190,546
Gross profit	$43,669	$—	$—	$—	$43,669
Depreciation and amortization	$15,597	$—	$—	$13,002	$28,599
Total assets	$1,986,435	$—	$—	$193,845	$2,180,280
Long-lived assets (1)	$183,473	$—	$—	$—	$183,473
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
Revenues, classified by the major geographic areas in which the Company's customers are located, were as follows:

	Three Months Ended March 31, 2026
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$134,044	$156,286	$62,416	$352,746
Canada	98,013	—	228	98,241
Other foreign	2,770	31,055	3,217	37,042
Total segment revenues	$234,827	$187,341	$65,861	$488,029

	Three Months Ended March 31, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
United States	$145,321	$—	$—	$145,321
Canada	86,528	—	—	86,528
Other foreign	2,366	—	—	2,366
Total segment revenues	$234,215	$—	$—	$234,215

Revenues by customer were as follows:

	Three Months Ended March 31, 2026
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Public and quasi-public sector	$6,876	$89,505	$55,394	$151,775
Private sector	227,951	97,836	10,467	336,254
Total segment revenues	$234,827	$187,341	$65,861	$488,029

	Three Months Ended March 31, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Public and quasi-public sector	$5,903	$—	$—	$5,903
Private sector	228,312	—	—	228,312
Total segment revenues	$234,215	$—	$—	$234,215
Revenues by contract type were as follows:

	Three Months Ended March 31, 2026
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Cost-reimbursable contracts	$224,526	$170,311	$64,278	$459,115
Fixed-unit price contracts	10,301	17,030	1,583	28,914
Total segment revenues	$234,827	$187,341	$65,861	$488,029

	Three Months Ended March 31, 2025
	Inspection and Mitigation	Consulting Engineering	Geospatial	Total
Cost-reimbursable contracts	$220,772	$—	$—	$220,772
Fixed-unit price contracts	13,443	—	—	13,443
Total segment revenues	$234,215	$—	$—	$234,215
NOTE 17. RELATED PARTIES
On July 30, 2024, the Company entered into a Consulting Services Agreement with Mariposa Capital, LLC, an entity owned by the Co-Chairman of the Company’s board of directors. Under this agreement, Mariposa Capital, LLC agreed to provide certain services, including corporate development and consulting services, consulting services with respect to mergers and acquisitions, investor relations services, strategic planning consulting services, capital expenditure allocation consulting services, strategic treasury consulting services and such other services relating to the Company as may from time to time be mutually agreed. In connection with these services, Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. The initial term of this agreement was for the one-year period ended July 30, 2025. The agreement was automatically renewed and automatically renews for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. This agreement may only be terminated by the Company upon a vote of a majority of the directors. In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the initial term or a renewal term, as the case may be. During each of the quarters ending March 31, 2026 and March 31, 2025, the Company paid $0.5 million of consulting fees under this contract
No dividends on the Series A Preferred Stock have been declared during the three months ended March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the results of operations of: (i) TIC Solutions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or “TIC Solutions”) (formerly Acuren Corporation) for the three months ended March 31, 2026, compared to the results of operations for the three months ended March 31, 2025. This discussion should be read in conjunction with the information contained in the unaudited TIC Solutions, Inc. condensed consolidated financial statements and the notes related thereto included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K. The tables below are presented in thousands except for percentages and share and per share amounts.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report contains “forward-looking statements”. These forward-looking statements are based on beliefs and assumptions as of the date such statements are made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect,” “anticipate,” “project,” “will,” “should,” “believe,” “intend,” “plan,” “estimate,” “potential,” “target,” “would,” and similar expressions, although not all forward-looking statements contain these identifying terms. These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements concerning our expectations regarding, as of the date such statements are made: (i) economic, industry and market conditions, including as a result of inflation, and trade and geopolitical conflicts, (ii) the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity, (iii) the cost of compliance with laws and regulations, (iv) the impact of legal claims and related contingencies, (v) estimates and liabilities regarding accounting and tax matters, and (vi) the Company’s acquisitions, including the NV5 Acquisition and the goodwill, synergies and benefits of such acquisition.
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
Please see the section entitled “Risk Factors” located in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of this Quarterly Report for a further discussion of these and other risks and uncertainties which could affect our future results. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in our SEC filings or otherwise.

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
On October 10, 2025, we changed our name from Acuren Corporation to TIC Solutions, Inc.
Recent Developments
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase designated shares of the our common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. We did not issue any shares of common stock pursuant to the ESPP during the three months ended March 31, 2026.
Share Repurchase
On March 10, 2026, our Board of Directors approved a share repurchase program of up to $200 million of our common stock. As of March 31, 2026, we have not repurchased any common stock under the share repurchase program. Our share repurchase program does not obligate us to purchase any shares.
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
Certain Factors and Trends Affecting Results of Operations
Summary of Acquisitions
The Company completed other immaterial acquisitions during the periods presented that also affect the comparability of its results of operations.
Economic, Industry and Market Factors
We may experience increased costs associated with the recent developments around tariffs between the United States, Canada, and other international jurisdictions and will continue to monitor market conditions and respond accordingly. We also have observed some impact from inflationary pressures during 2025 and into 2026. Although we look to mitigate the impact of these pressures with a combination of cost management and price initiatives, there can be no guarantee that these initiatives will be successful. There has been no direct effect on our business from the Russian-Ukrainian or the Middle Eastern conflicts, although these conflicts may have an impact on certain end markets, results of operations or liquidity or in other ways which we cannot yet determine.
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
Results of Operations
The comparability of our operating results for the three months ended March 31, 2026 and March 31, 2025 was impacted by the NV5 Acquisition. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the NV5 Acquisition to the extent they remain ascertainable.
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$488,029	$234,215
Cost of revenue	326,728	190,546
Gross profit	161,301	43,669
Selling, general and administrative expenses	150,328	39,872
Depreciation and amortization	40,036	13,237
Loss from operations	(29,063)	(9,440)
Interest expense, net	29,021	16,007
Other income, net	(77)	(1,119)
Loss before income tax benefit	(58,007)	(24,328)
Income tax provision (benefit)	(16,458)	1,465
Net loss	$(41,549)	$(25,793)

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025
Revenues
Revenues were $488.0 million for the three months ended March 31, 2026, an increase of $253.8 million, or 108%, compared to $234.2 million during the three months ended March 31, 2025. The increase in revenues was primarily driven by incremental revenues of $253.2 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, revenues increased by $0.6 million due to increased call-out and outage work, which was partially offset by lower run-and-maintain and capital project activity.

Cost of revenues
Cost of revenues were $326.7 million for the three months ended March 31, 2026, an increase of $136.2 million, or 71%, compared to $190.5 million during the three months ended March 31, 2025. The increase was primarily driven by incremental cost of revenues of $132.7 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, cost of revenues increased $3.5 million which was primarily driven by a decline in higher-margin capital project work and an associated shift in revenue mix toward callout and lower-margin run-and-maintain activity.
Gross profit
The following table presents gross profit and gross profit margin, defined as gross profit as a percentage of revenue, for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$488,029	$234,215
Gross profit	$161,301	$43,669
Gross profit margin	33%	19%
Gross profit was $161.3 million for the three months ended March 31, 2026, an increase of $117.6 million, or 269%, compared to $43.7 million during the three months ended March 31, 2025. Gross profit margin was 33.1% for the three months ended March 31, 2026 compared to 18.6% during the three months ended March 31, 2025. The increase in gross profit and gross profit margin was primarily driven by the NV5 Acquisition. The NV5 Acquisition contributed $120.5 million of gross profit and 48% gross profit margin. NV5’s consulting engineering and geospatial services have higher gross profit than the TIC Solutions legacy services. Excluding the NV5 Acquisition, gross profit decreased $2.9 million. The decrease was primarily due to a decline in higher-margin capital project work and an associated shift in revenue mix toward callout and lower-margin run-and-maintain activity relative to the prior-year period.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A expenses”) and SG&A expenses as a percentage of revenue for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
SG&A expenses	$150,328	$39,872
SG&A expenses as a percentage of revenue (%)	31%	17%
SG&A expenses were $150.3 million for the three months ended March 31, 2026, an increase of $110.5 million, or 277%, compared to $39.9 million during the three months ended March 31, 2025. The increase in SG&A expense was primarily driven by incremental expenses of $95.3 million resulting from the NV5 Acquisition. Excluding the NV5 Acquisition, SG&A expenses increased $15.2 million. The increase was primarily driven by an increase in share-based compensation and acquisition-related expenses.
Depreciation and amortization expense
Total depreciation expense for property and equipment and amortization expense for intangibles were recognized as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Depreciation expense included in cost of revenue	$18,843	$15,362
Depreciation and amortization expense	40,036	13,237
Total depreciation and amortization expense	$58,880	$28,599
This increase in depreciation and amortization expense of $30.3 million, or 106%, was primarily driven by incremental amortization expense of $23.0 million and depreciation expense of $5.2 million resulting from the NV5 Acquisition.

Interest expense, net
Interest expense, net was $29.0 million for the three months ended March 31, 2026, an increase of $13.0 million, or 81%, compared to $16.0 million during the three months ended March 31, 2025. The increase in interest expense was primarily driven by an increase in our indebtedness as a result of the NV5 Acquisition.
Income taxes
The Company recorded an income tax benefit of $16.5 million for the three months ended March 31, 2026 compared to an income tax expense of $1.5 million during the three months ended March 31, 2025. The income tax benefit for the three months ended March 31, 2026 was primarily driven by the loss recognized in the period and the reversal of an uncertain tax liability from a prior acquisition. See “Note 13. Income Taxes” for further discussion.
Operating Segment Results
The following tables set forth summarized financial information about our reportable segments for the periods indicated.
Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025
Revenue

	Three Months Ended
	March 31, 2026	March 31, 2025
Inspection and Mitigation	$234,827	$234,215
Consulting Engineering	187,341	—
Geospatial	65,861	—
Total	$488,029	$234,215
Cost of revenue

	Three Months Ended
	March 31, 2026	March 31, 2025
Inspection and Mitigation	$194,066	$190,546
Consulting Engineering	98,191	—
Geospatial	34,471	—
Total	$326,728	$190,546
Gross profit

	Three Months Ended
	March 31, 2026	March 31, 2025
Inspection and Mitigation	$40,761	$43,669
Consulting Engineering	89,150	—
Geospatial	31,390	—
Total	$161,301	$43,669
Inspection and Mitigation
Inspection and Mitigation revenues were $234.8 million for the three months ended March 31, 2026, an increase of $0.6 million, or 0.3%, compared to $234.2 million during the three months ended March 31, 2025. The increase primarily reflects higher call-out and outage activity, which was partially offset by a decline in capital project and construction work, as well as continued softness in the chemicals end market.
Segment gross profit was $40.8 million for the three months ended March 31, 2026, a decrease of $2.9 million, or 6.7%, compared to $43.7 million during the three months ended March 31, 2025. The decrease was primarily driven by a decline in higher-margin capital project work and an associated shift in revenue mix toward callout and lower-margin run-and-maintain activity, as well as increased depreciation expense.

Consulting Engineering
Consulting Engineering revenue was $187.3 million for the three months ended March 31, 2026 due to the NV5 Acquisition. During the period, the Consulting Engineering segment experienced growth primarily attributable to data center, buildings, and infrastructure activity, with data center growth concentrated in APAC and growth in infrastructure work concentrated in the eastern United States. Segment gross profit was $89.2 million for the three months ended March 31, 2026.
Geospatial
Geospatial revenue was $65.9 million for the three months ended March 31, 2026 due to the NV5 Acquisition. During the period, the Geospatial segment experienced normal course growth in government work primarily related to projects with federal agencies. Segment gross profit was $31.4 million for the three months ended March 31, 2026.
Liquidity and Capital Resources
Overview
Overall, we believe that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the revolving credit facility are sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants over the next 12 months. Our uses of available cash, borrowing capacity, cash flows from operations and financing arrangements are used to invest in capital expenditures to support our growth, repay debt maturities as they become due, and complete integration activities. Our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures and debt service, as well as to execute and integrate strategic acquisitions. In addition, we will use available cash, borrowing capacity, and cash flows from operations to fund our operating leases, finance leases, debt repayments, and various other obligations as they arise.
Financing
We have a $775.0 million senior secured 2024 Term Loan and an $875.0 million senior secured 2025 Term Loan under the Term Loan Facility, as well as a $125.0 million five-year senior secured revolving credit facility, of which up to $20.0 million can be used for the issuance of letters of credit. As of March 31, 2026, we had $1.6 billion of indebtedness outstanding under the Term Loans and no amounts outstanding under the Revolving Credit Facility. For discussion of the First Amendment to our Credit Agreement, and the Second Amendment, see “Note 11. Long-Term Debt” of the notes to our unaudited condensed consolidated financial statements.
For discussion of the covenants contained in the Credit Agreement governing our Revolving Credit Facility, see “Note 11. Long-Term Debt” of the notes to our unaudited condensed consolidated financial statements. As of March 31, 2026, we were in compliance with these covenants.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Three Months Ended
Cash flows provided by (used in):	March 31, 2026	March 31, 2025
Operating activities	$9,925	$32,792
Investing activities	(8,294)	(12,213)
Financing activities	(12,907)	(5,605)
Effect of exchange rate on cash	(1,696)	1,631
Net change in cash and cash equivalents	$(12,972)	$16,605

Operating activities
Net cash provided by operating activities for the three months ended March 31, 2026 was $9.9 million, a decrease of $22.9 million compared to cash provided by operating activities of $32.8 million during the three months ended March 31, 2025. The decrease was a result of changes in our working capital, partially offset by increases in our net income adjusted for noncash items primarily driven by increased revenues. The changes in our working capital that contributed to decreased cash flows from operations were primarily a result of increases in accounts receivable of $18.2 million and increases in contract assets of $19.5 million due to timing of project billing cycles, partially offset by increases in accrued expenses and other current liabilities of $13.1 million and increases in contract liabilities of $4.4 million.
Investing activities
For the three months ended March 31, 2026, net cash used in investing activities was $8.3 million, a decrease of $3.9 million compared to net cash used in investing activities of $12.2 million during three months ended March 31, 2025. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $4.1 million.
Financing activities
For the three months ended March 31, 2026, net cash used in financing activities was $12.9 million, an increase of $7.3 million compared to net cash used in financing activities of $5.6 million during the three months ended March 31, 2025. The increase in cash used in financing activities was primarily a result of an increase in payments on finance lease obligations and other long-term debt of $6.3 million and an increase in payments on long-term borrowings of $2.2 million, partially offset by a decrease in payments of debt issuance costs of $1.2 million.
Effect of exchange rate changes
For the three months ended March 31, 2026 and March 31, 2025, the effect of foreign exchange rate changes on cash was $(1.7) million and $1.6 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in the U.S. Dollar exchange rate against the Canadian Dollar.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2026 and March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recently Issued Accounting Pronouncements
See “Note 1. Basis of Presentation and Significant Accounting Policies” of the notes to our unaudited condensed consolidated financial statements for disclosures regarding recently issued accounting pronouncements and the critical accounting policies related to our business.
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2025 Annual Report, except for the changes discussed in Note 1. Basis of Presentation and Significant Accounting Policies of the Notes to the Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2025 Annual Report.
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
Based on this assessment, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses previously disclosed in our 2025 Annual Report.
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
These material weaknesses resulted in the misstatement of our income tax provision (benefit) and deferred tax liabilities and related financial statement disclosures which resulted in the restatement of our financial statements for the predecessor period January 1 through July 29, 2024. These material weaknesses also resulted in immaterial audit adjustments to our previously issued annual and interim consolidated financial statements in the following financial statement line items: accounts receivable; prepaid expenses and other current assets; accounts payable; accrued expenses and other current liabilities; deferred tax liabilities; current portion of lease obligations; non-current lease obligations; revenue; cost of revenue; selling, general and administrative expenses; and interest expense. Additionally, these material weaknesses could result in a misstatement of all of the Company’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
•Hired skilled professionals with a strong background in developing and improving control environments to strengthen the finance organization;
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
Changes in Internal Control Over Financial Reporting
Other than the changes described above, there have not been any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the filing of this report, we continue to implement the changes and remediation plans described above.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on legal proceedings, see “Note 15. Commitments and Contingencies” included in this Quarterly Report.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors” in our 2025 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(b) 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(d) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Executive Employment Agreement, dated March 31, 2026, by and between TIC Solutions, Inc. and Ben Heraud (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A filed on April 30, 2026).

10.2	Talman Pizzey Separation Agreement dated March 31, 2026 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A filed on April 30, 2026).
31.1*	Certification by Ben Heraud, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Kristin Schultes, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Ben Heraud, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Kristin Schultes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Furnished herewith
†Management contract or compensatory plan or arrangement
#Certain schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule omitted from the agreements to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIC Solutions, Inc.

May 6, 2026	/s/ Benjamin Heraud
Benjamin Heraud
Chief Executive Officer and Director
(duly authorized officer)

May 6, 2026	/s/ Kristin Schultes
Kristin Schultes
Chief Financial Officer
(principal financial officer)