Form 10-Q
period 2026-06-30
TIC Solutions, Inc.
filed 2026-08-06
CIK 2032966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-42524
TIC Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	66-1076867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Post Oak Blvd., Suite 2300, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)
(281) 822-2555
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The number of shares of the registrant’s common stock outstanding as of July 31, 2026, was 218,220,356.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TIC Solutions, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par and share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$362,420	$439,536
Accounts receivable, net	381,200	366,293
Contract assets	203,819	154,439
Prepaid expenses and other current assets	66,898	60,768
Total current assets	1,014,337	1,021,036
Property and equipment, net	241,117	255,625
Operating lease right-of-use assets, net	52,598	60,209
Goodwill	1,661,520	1,649,595
Intangible assets, net	1,311,901	1,391,382
Deferred tax assets	1,398	1,438
Other assets	9,650	17,024
Total assets	$4,292,521	$4,396,309
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,217	$60,426
Accrued expenses and other current liabilities	174,686	151,626
Contract liabilities	61,844	47,846
Current portion of long-term debt	23,129	25,511
Current portion of lease obligations	31,280	33,584
Total current liabilities	348,156	318,993
Long-term debt, net of current portion	1,589,615	1,587,686
Non-current lease obligations	58,992	66,049
Deferred tax liabilities	185,110	222,955
Other non-current liabilities	14,361	20,710
Total liabilities	2,196,234	2,216,393

Commitments and contingencies (Note 15)

Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 218,987,253 and 220,485,045 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	2,369,710	2,362,943
Accumulated deficit	(248,996)	(194,105)
Accumulated other comprehensive income (loss)	(24,448)	11,057
Total stockholders' equity	2,096,287	2,179,916
Total liabilities and stockholders' equity	$4,292,521	$4,396,309
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$584,347	$313,925	$1,072,376	$548,140
Cost of revenue	380,189	239,824	706,917	430,370
Gross profit	204,158	74,101	365,459	117,770
Selling, general and administrative expenses	193,316	55,751	383,680	108,860
Income (loss) from operations	10,842	18,350	(18,221)	8,910
Interest expense, net	28,365	15,451	57,386	31,458
Other income, net	(946)	(777)	(1,023)	(1,896)
Income (loss) before income tax benefit (expense)	(16,577)	3,676	(74,584)	(20,652)
Income tax provision (benefit)	(3,235)	3,909	(19,693)	5,374
Net loss	(13,342)	(233)	(54,891)	(26,026)
Undistributed loss allocated to Series A Preferred Stock	61	2	252	212
Net loss allocated to common stockholders	$(13,281)	$(231)	$(54,639)	$(25,814)

Other comprehensive income (loss):
Net loss	$(13,342)	$(233)	$(54,891)	$(26,026)
Foreign currency translation adjustment	(21,630)	48,376	(34,337)	50,937
Fair value change – cash flow hedge	(1,168)	—	(1,168)	—
Total comprehensive income (loss)	$(36,140)	$48,143	$(90,396)	$24,911

Basic and diluted loss per share:
Common stock, basic and diluted	$(0.06)	$(0.00)	$(0.25)	$(0.21)
Series A Preferred Stock, basic and diluted	$(0.06)	$(0.00)	$(0.25)	$(0.21)
Weighted-average shares outstanding:
Common stock, basic	217,216,768	121,476,215	217,233,878	121,476,215
Common stock, diluted	218,216,768	122,476,215	218,233,878	122,476,215
Series A Preferred Stock, basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2025	220,485,045	$21	1,000,000	$—	$2,362,943	$(194,105)	$11,057	$2,179,916
Net loss	—	—	—	—	—	(41,549)	—	(41,549)
Share-based compensation expense	—	—	—	—	8,728	—	—	8,728
Restricted stock issuances and restricted stock unit vestings, net	(113,718)	—	—	—	(529)	—		(529)
Issuance of common shares in conjunction with the Series A Preferred Stock Dividend	668,347	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(12,707)	(12,707)
Balances at March 31, 2026	221,039,674	$21	1,000,000	$—	$2,371,142	$(235,654)	$(1,650)	$2,133,859
Net loss	—	—	—	—	—	(13,342)	—	(13,342)
Share-based compensation expense	—	—	—	—	10,778	—	—	10,778
Restricted stock issuance and restricted stock unit vestings, net	(459,229)	—	—	—	(2,762)	—	—	(2,762)
Issuance of common shares in conjunction with the employee stock purchase plan	285,025	—	—	—	1,983	—	—	1,983
Repurchases of common stock	(1,878,217)	—	—	—	(15,684)			(15,684)
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	4,253			4,253
Other comprehensive loss	—	—	—	—	—	—	(22,798)	(22,798)
Balances at June 30, 2026	218,987,253	$21	1,000,000	$—	$2,369,710	$(248,996)	$(24,448)	$2,096,287

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

TIC Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(54,891)	$(26,026)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	119,303	58,136
Noncash lease expense	12,235	5,139
Share-based compensation expense	24,237	2,980
Amortization of deferred financing costs	3,765	1,682
Deferred taxes	(25,857)	(11,718)
Other	1,406	1,305
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,121)	19,571
Contract assets	(64,742)	(32,207)
Prepaid expenses and other current assets	(3,768)	8,388
Accounts payable	(4,861)	974
Accrued expenses and other current liabilities	23,372	3,387
Operating lease obligations	(11,974)	(4,904)
Contract liabilities	2,026	47
Other assets and liabilities	(2,972)	(449)
Net cash provided by operating activities	158	26,305

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,324)	(16,656)
Purchases of property and equipment	(25,381)	(12,494)
Proceeds from sale of property and equipment	2,325	743
Net cash used in investing activities	(33,380)	(28,407)

Cash flows from financing activities:
Payments on long-term borrowings	(4,131)	(3,865)
Payments of debt issuance costs	—	(1,165)
Payments on finance lease obligations and other long-term debt	(18,247)	(5,278)
Payments related to tax withholdings for stock-based compensation	(2,753)	—
Payments related to repurchases of common stock	(15,684)	—
Net cash used in financing activities	(40,815)	(10,308)

Effect of exchange rate changes on cash and cash equivalents	(3,079)	3,332
Net change in cash and cash equivalents	(77,116)	(9,078)

Beginning of period	439,536	139,134
End of period	$362,420	$130,056
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)
Supplemental cash flow information and schedules of non-cash investing and financing activities for the periods indicated were as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental disclosure of cash flow information
Interest paid	$52,796	$28,269
Income taxes paid	$10,842	$12,293
Supplemental disclosure of non-cash operating, investing and financing activities:
Reclassification of liability-classified awards to equity-classified awards	$4,253	$—
Purchases of property and equipment accrued and not yet paid	$1,980	$2,729
Notes payable and other obligations issued for acquisitions	$5,331	$—
Shares issued in accordance with employee stock purchase plan	$1,983	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(table amounts in thousands, except share and per share data)
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TIC Solutions, Inc. (formerly Acuren Corporation and hereinafter referred to as “we,” “our,” “us,” “TIC Solutions,” or the “Company”) is a leading provider of tech-enabled asset integrity, engineering and consulting, and geospatial services. On August 4, 2025 (the “NV5 Closing Date”), the Company completed its acquisition of NV5 Global, Inc. (“NV5” and such acquisition, the “NV5 Acquisition”), an engineering and consulting services company. On October 10, 2025, the Company changed its name from Acuren Corporation to TIC Solutions, Inc. The Company provides mission-critical services across the full lifecycle of industrial assets, buildings, and public infrastructure, from planning and construction through operations and ongoing maintenance.
The Company operates primarily in North America and serves a diversified base of clients across its principal end markets: oil and gas, industrials, buildings, power and utilities, infrastructure, natural resources, and aerospace and defense. Within these markets, the Company supports oil sands, refining, midstream, and upstream operations; manufacturing, fabrication, chemical, and metal-processing facilities; commercial, data center, institutional, and residential buildings; power generation, gas transmission and distribution, and electricity infrastructure; geospatial and environmental services; highways and roads, transportation, water, and parks and recreation; and federal, state, regional, and municipal customers across public-sector applications.
The Company’s services are often non-discretionary and are driven by regulatory and compliance requirements, customer risk-management policies, maintenance needs, and the need to support the safety, reliability, and useful life of critical assets and infrastructure.
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

Nature of Services and Performance Obligations
The Company provides inspection, engineering, geospatial and other services to customers under a variety of contract types. Contracts are evaluated to determine whether they should be combined and whether they contain one or multiple performance obligations. Most contracts contain a single performance obligation, as the promise to transfer individual services is not separately identifiable from other promises in the contract and, therefore, is not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation utilizing several different pricing scenarios and is able to discretely price out each individual component based on its nature and relation to the overall performance obligation.
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
As of June 30, 2026, the Company had $1.2 billion of remaining performance obligations, of which approximately $883 million is expected to be recognized over the next 12 months. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
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

Contract Balances
The timing of revenue recognition, billings and cash collections results in, and are reflected within, “Accounts receivable, net,” “Contract assets,” and “Contract liabilities” on the condensed consolidated balance sheets.
“Accounts receivable, net” represents amounts billed to clients that remain uncollected as of the balance sheet date. The amounts are stated at their estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. See further discussion in “Note 5. Accounts Receivable and Contract Assets.”
“Contract assets” represent recognized amounts pending billing pursuant to contract terms or accounts billed after period end and are expected to be billed and collected within the next 12 months. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets that are classified as current.
In certain circumstances, the contract may allow for billing terms that result in cumulative amounts billed in excess of revenues recognized. “Contract liabilities” represent billings in excess of revenues recognized on these contracts as of the reporting date that are generally classified as current. During the three and six months ended June 30, 2026, revenue recognized related to the Company’s contract liabilities that existed as of December 31, 2025 was not material.
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
NOTE 2. BUSINESS COMBINATIONS
2026 Acquisitions
During the six months ended June 30, 2026, the Company completed four acquisitions which were not significant to the consolidated financial statements. Total consideration for the acquisitions was approximately $13.9 million. The Company recorded approximately $6.5 million of goodwill related to the acquisitions. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805.

2025 Acquisitions
NV5 Acquisition
On August 4, 2025, the Company completed its acquisition of NV5 pursuant to the Agreement and Plan of Merger dated May 14, 2025.
In connection with the NV5 Acquisition, in the third quarter of 2025 the Company completed a reorganization of the Company’s reportable segments to align with the service offerings of the combined entity. Accordingly, the post-acquisition results of NV5 are reported within the Company’s Consulting & Engineering and Geospatial reportable segments, and the Company’s historical United States and Canada reportable segments have been combined into the Inspection & Mitigation reportable segment. See “Note 16. Segment Reporting” for further discussion regarding the Company’s reorganization and revised reportable segments.
The aggregate purchase consideration paid to the stockholders of NV5 totaled $1.7 billion, including: (i) a cash payment at the NV5 Closing Date of $870.9 million, (ii) the issuance of 73.2 million shares of common stock to NV5 stockholders with an estimated fair value of $768.3 million, and, (iii) the replacement of $76.5 million of unvested NV5 share-based awards, of which $29.7 million was attributable to pre-combination services. The Company funded the cash portion of the purchase price with a new term loan in an aggregate principal amount of $875.0 million and cash on hand. In connection with the debt financing, the Company incurred $21.9 million in debt issuance costs that were capitalized and will be amortized using the effective interest method over the remaining term of the Term Loans (as defined in “Note 11. Long-Term Debt”). The Company also increased the amount of its existing senior secured revolving credit facility to $125.0 million (the “Revolving Credit Facility”) and incurred debt issuance costs of $1.3 million related to the Revolving Credit Facility which will be amortized on a straight-line basis over the remaining term of the Revolving Credit Facility.
The NV5 Acquisition was accounted for under the acquisition method of accounting. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of the fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805 which the Company expects to be in the third quarter of 2026. The NV5 Acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the fair values of assets and liabilities as of the acquisition date, including intangible assets, contract assets and liabilities, certain lease-related assets and liabilities, indemnification assets, and deferred tax assets and liabilities.
The excess of the purchase price over the preliminary fair value of the tangible and intangible net assets acquired and liabilities assumed has been recorded as goodwill. The goodwill balance is primarily attributed to the assembled workforce, expansion of service offerings, market opportunities and synergies expected to be achieved from the combined operations of the Company and NV5. The Company has preliminarily assigned goodwill amounts of approximately $15.4 million, $522.8 million, and $247.0 million to the Inspection & Mitigation, Consulting & Engineering and Geospatial segments, respectively. Goodwill of $76.1 million is expected to be deductible for income tax purposes.

The following table summarizes the preliminary estimated fair value of consideration transferred and the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the NV5 Acquisition:

Total
Cash consideration	$870,911
Equity consideration	768,304
Replacement of share-based awards	29,744
Total consideration	$1,668,959

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$58,958
Accounts receivables	184,894
Contract assets	109,331
Prepaid expenses and other current assets	36,349
Plant and equipment	80,557
Other assets	4,254
Operating lease right-of-use assets	33,464
Intangible assets	720,000
Accounts payable	(40,350)
Accrued expenses and other current liabilities	(104,939)
Contract liabilities	(59,858)
Other liabilities	(10,730)
Deferred tax liabilities	(88,235)
Lease liabilities	(39,908)
Total identifiable net assets acquired	$883,787
Goodwill	$785,172
During the six months ended June 30, 2026, the Company recorded fair value adjustments during the measurement period primarily related to estimate at completion updates for circumstances that existed as of the acquisition date of August 4, 2025. These measurement period adjustments included updates to contract assets and contract liabilities due to changes in cost estimates associated with ongoing projects acquired on the acquisition date as well as a corresponding adjustment to deferred tax liabilities, resulting in a net impact to goodwill of $19.6 million as of June 30, 2026. The Company also recorded other measurement period adjustments that were not individually material resulting in a net impact to goodwill of $2.1 million as of June 30, 2026. See “Note 7. Goodwill” for further details.
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
The following table summarizes the fair value of the identifiable intangible assets acquired on August 4, 2025:

Total
Customer relationships	$590,000
Customer backlog	88,000
Trade name	39,000
Developed technology	3,000
Total intangible assets	$720,000
The weighted useful lives over which the intangible assets will be amortized are estimated as follows: 15 years for customer relationships, 2 years for customer backlog, 10 years for the trade name, and 3 years for developed technology.

In connection with the NV5 Acquisition, the Company incurred transaction costs of $24.7 million, which were expensed and included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
Pro Forma Consolidated Financial Information
The following pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2025 as if the NV5 Acquisition and related financing had occurred as of January 1, 2024, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the NV5 business and are not necessarily indicative of what the Company’s operating results would have been had the NV5 Acquisition and related financing taken place on January 1, 2024.

	June 30, 2025
	Three Months Ended	Six Months Ended
Net revenue	$565,910	$1,034,170
Net loss	$(6,650)	$(49,759)
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
Other 2025 Acquisition Activity
During the year ended December 31, 2025, the Company completed seven other business combinations, which were not significant to the consolidated financial statements, either individually or in the aggregate. Total aggregate consideration was $45.8 million. The Company recorded a total $17.6 million of goodwill related to these acquisitions, of which $9.8 million was assigned to the Inspection & Mitigation reportable segment, $1.9 million was assigned to the Consulting & Engineering reportable segment, and $5.9 million was assigned to the Geospatial reportable segment. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The measurement period adjustments were not material.
NOTE 3. STOCKHOLDERS’ EQUITY
The Company has authorized shares consisting of two classes: 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 1,000,000 shares are designated as “Series A Preferred Stock” (the “Series A Preferred Stock”). As of June 30, 2026, the Company had 218,987,253 shares of common stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.
Series A Preferred Stock
The Company has 1,000,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2026. Shares of the Series A Preferred Stock are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares and are not unconditionally redeemable or conditionally puttable by the holder for cash. As such, shares of Series A Preferred Stock are classified as permanent equity in the accompanying condensed consolidated balance sheets.
The holder of the Series A Preferred Stock is entitled to receive an annual dividend in the form of shares of common stock once the Average Price (as defined in our certificate of incorporation) of the common stock is at least $11.50 per share for any 10 consecutive trading days (the “Annual Dividend Amount”), with such condition having been satisfied during the year ended December 31, 2025.

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
The holder of the Series A Preferred Stock will participate in any dividends on the common stock on an as converted basis. Specifically, if the Company pays a dividend on its common stock, the holder of the Series A Preferred Stock will also receive an amount equal to 20 percent of the dividend which would be distributable on 121,476,215 shares of common stock as of June 30, 2026. All such dividends on the Series A Preferred Stock will be paid at the same time as the dividends on the common stock.
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
The Public Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price per share of the common stock exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Public Warrants). The Public Warrants expire worthless on July 30, 2027, if not exercised or redeemed. The Public Warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. During the three and six months ended June 30, 2026, no Public Warrants were exercised for shares of common stock. As of June 30, 2026, the Company had 14,952,860 Public Warrants outstanding for approximately 3,738,215 shares of common stock.
Share Repurchase Program
On March 10, 2026, the Company’s Board of Directors approved a share repurchase program of up to $200.0 million of the Company’s common stock through open market repurchases (including pursuant to Rule 10b-18 under the Securities Exchange Act of 1934) and/or in privately negotiated transactions, at management’s discretion and subject to market and business conditions, applicable legal requirements, and other factors. During the three months ended June 30, 2026, we repurchased 1,878,217 shares of our common stock under the program at an average price of $8.33 per share. As of June 30, 2026, approximately $184.4 million remained available for repurchase under the program. The Company’s share repurchase program does not obligate the Company to purchase any shares. Repurchased shares will be retired. The program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors in its sole discretion.
NOTE 4. EARNINGS PER SHARE
Net income is allocated between the Company’s common stock and other participating securities (excluding unvested restricted stock awards) based on their participation rights. The Series A Preferred Stock represents participating securities. As such, the Company uses the two-class method of computing earnings per share. Under this method, net income (or loss) is allocated between the holders of common stock and the holders of the Series A Preferred Stock based on their respective participation rights.
Given that holders of Series A Preferred Stock participate in net losses on a 1:1 basis with holders of common stock, the allocation of net losses under the two-class method is equivalent to the allocation of net losses that would result under the if-converted method. Consequently, for periods in which a net loss is reported, basic and diluted net loss per share attributable to common stockholders are the same because the assumed conversion, exercise, or vesting, as applicable, of the Series A Preferred Stock, restricted stock awards, restricted stock units, and all other potential common stock equivalents would be anti-dilutive.

The following table sets forth the computations of basic and diluted loss per share of common stock and Series A Preferred Stock using the two-class method and the if-converted method, respectively, for the three and six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic shares:
Numerator:
Net loss	$(13,342)	$(233)	$(54,891)	$(26,026)
Undistributed loss allocated to Series A Preferred Stock	61	2	252	212
Net loss available to holders of common stock	$(13,281)	$(231)	$(54,639)	$(25,814)
Denominator:
Weighted average common stock outstanding – basic	217,216,768	121,476,215	217,233,878	121,476,215
Weighted average Series A Preferred Stock outstanding – basic	1,000,000	1,000,000	1,000,000	1,000,000
Basic loss per common stock	$(0.06)	$(0.00)	$(0.25)	$(0.21)
Basic loss per Series A Preferred Stock	$(0.06)	$(0.00)	$(0.25)	$(0.21)

Dilutive shares:
Numerator:
Undistributed loss allocated to common stock	$(13,281)	$(231)	$(54,639)	$(25,814)
Undistributed loss allocated to Series A Preferred Stock	(61)	(2)	(252)	(212)
Total undistributed loss	$(13,342)	$(233)	$(54,891)	$(26,026)
Denominator:
Weighted average common stock outstanding – basic	217,216,768	121,476,215	217,233,878	121,476,215
Add: dilutive securities
Series A Preferred Stock	1,000,000	1,000,000	1,000,000	1,000,000
Weighted average common stock outstanding – diluted	218,216,768	122,476,215	218,233,878	122,476,215
Weighted average Series A Preferred Stock outstanding – diluted	1,000,000	1,000,000	1,000,000	1,000,000
Diluted loss per common stock	$(0.06)	$(0.00)	$(0.25)	$(0.21)
Diluted loss per Series A Preferred Stock	$(0.06)	$(0.00)	$(0.25)	$(0.21)

For the three and six months ended June 30, 2026 and June 30, 2025, the Company excluded the following potentially dilutive shares from the computation of diluted loss per common stock as the impact would have been anti-dilutive:

	Three Months Ended		Six Months Ended
Potentially dilutive securities	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock options(1)	—	—	—	2,914
Warrants(1)	—	—	—	106,451
Restricted stock awards	3,151,618	—	3,260,838	—
Restricted stock units	2,205,996	2,189,643	1,891,184	2,071,531
Shares issuable pursuant to the Series A Preferred Stock dividend(2)	—	1,577,944	—	788,972

(1) For the three and six months ended June 30, 2026, and the three months ended June 30, 2025, the stock options and warrants were out of the money.
(2) See discussion of the Annual Dividend Amount in “Note 3. Stockholders’ Equity.”
NOTE 5. ACCOUNTS RECEIVABLE AND CONTRACT ASSETS
Accounts receivable and contract assets are recorded net of allowances for credit losses. Accounts receivable represent invoiced and accrued revenue while contract assets represent accrued revenue that has yet to be invoiced to the customer. The Company’s accounts receivable, contract assets and allowance for credit losses consisted of the following as of the below dates:

	June 30, 2026	December 31, 2025
Accounts receivables	$382,834	$369,669
Contract assets	204,262	154,510
Allowance for credit losses	(2,077)	(3,447)
Total accounts receivables and contract assets	$585,019	$520,732
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

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Useful Life (Years)	June 30, 2026	December 31, 2025
Land		$6,009	$6,179
Buildings and leasehold improvements	25	25,966	25,364
Computer, software, and office equipment	3 – 5	28,248	23,279
Machinery and equipment	3 – 10	191,778	181,437
Vehicles, aircrafts and vessels	5 - 15	98,205	96,192
Construction in progress		13,827	11,238
Total property and equipment		364,033	343,689
Accumulated depreciation		(122,916)	(88,064)
Property and equipment, net		$241,117	$255,625
Total depreciation expense for property and equipment was recognized as follows for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of revenue	$19,191	$16,219	$38,034	$31,581
Selling, general and administrative expenses	4,047	96	7,131	331
Total depreciation expense	$23,238	$16,315	$45,165	$31,912
NOTE 7. GOODWILL
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2026 were as follows:

	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Balance at December 31, 2025	$895,533	$516,873	$237,189	1,649,595
Acquisitions	1,609	4,847	—	6,456
Measurement period adjustments(1)	102	7,786	15,676	23,564
Currency adjustments	(18,095)	—	—	(18,095)
Balance at June 30, 2026	$879,149	$529,506	$252,865	$1,661,520
(1) Measurement period adjustments for the Inspection & Mitigation segment relate to an acquisition that was not considered significant during the six months ended June 30, 2026. With respect to the NV5 Acquisition, measurement period adjustments were $7.8 million for the Consulting & Engineering segment and $13.9 million for the Geospatial segment. The Company also recorded measurement period adjustments within the Consulting & Engineering and Geospatial segments related to other acquisitions that were not considered significant during the six months ended June 30, 2026.

NOTE 8. INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets were as follows:

	Weighted Average Remaining Life (Years)	June 30, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	13.0	$1,276,464	$(127,005)	$1,149,459	$1,282,032	$(82,609)	$1,199,423
Customer backlog	1.2	88,741	(53,315)	35,426	88,466	(31,126)	57,340
Tradenames	12.1	137,995	(16,114)	121,881	139,498	(11,059)	128,439
Technology	2.7	7,949	(2,814)	5,135	8,019	(1,839)	6,180
		$1,511,149	$(199,248)	$1,311,901	$1,518,015	$(126,633)	$1,391,382
Amortization expense recognized on intangible assets was $37.2 million and $13.2 million for the three months ended June 30, 2026 and 2025, respectively, and $74.1 million and $26.2 million for the six months ended June 30, 2026 and 2025, respectively.
NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued Expenses and Other Current Liabilities
The Company’s accrued expenses and other current liabilities consisted of the following as of the below dates:

	June 30, 2026	December 31, 2025
Accrued salaries, wages and related employee benefits	$78,794	$58,655
Accrued operating expenses	67,269	63,426
Accrued taxes payable	12,639	10,873
Current portion of contingent consideration	4,788	8,608
Other accrued expenses	11,196	10,064
Total accrued expenses and other current liabilities	$174,686	$151,626
Contingent Consideration
Contingent consideration arrangements, which are tied to the future performance of the acquired business, are included as part of the purchase price of acquired companies on their respective acquisition dates. The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent consideration payments are included in “Selling, general and administrative expenses” in the consolidated statements of operations. As of June 30, 2026, the Company had $7.3 million of contingent consideration recorded on the condensed consolidated balance sheet, including $4.8 million reflected as current. As of December 31, 2025, the Company had $13.6 million of contingent consideration recorded on the consolidated balance sheet, including $8.6 million reflected as current. Fair value re-measurements were immaterial during the three and six months ended June 30, 2026.

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
The fair value of interest rate swap agreements are measured using observable market-based inputs, including interest-rate yield curves, forward interest rates, discount factors and interest-rate volatility. This fair value measurement is based on inputs that are observable either directly or indirectly and thus represents a Level 2 measurement within the fair value hierarchy. Refer to “Note 12. Financial Instruments” for further details on the accounting treatment of swap agreements.
NOTE 11. LONG-TERM DEBT
The Company’s long-term debt obligations consisted of the following:

	Maturity Date	June 30, 2026	December 31, 2025
Term Loans	July 30, 2031	$1,631,804	$1,635,935
Revolving credit facility	July 30, 2029	—	—
Promissory notes		14,764	15,273
Less: Unamortized deferred financing costs		(33,824)	(38,011)
Total debt, net		1,612,744	1,613,197
Less:
Current portion of Term Loans		(16,318)	(16,525)
Current portion of promissory notes		(6,811)	(8,986)
Long-term debt, net of current portion		$1,589,615	$1,587,686

2024 Credit Agreement
The Company is party to a credit agreement by and among Acuren Delaware Holdco, Inc. (f/k/a AAL Delaware Holdco, Inc.), a wholly-owned subsidiary of the Company, as the initial borrower, Acuren Holdings, Inc. (f/k/a ASP Acuren Holdings, Inc.), a wholly-owned subsidiary of the Company, as a borrower, and any other subsidiaries of the Company from time to time party thereto as borrowers, (collectively, the “Borrowers”), the guarantors from time to time party thereto, the lenders from time to time party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (the “Administrative Agent”, and such agreement the “Credit Agreement”). The Credit Agreement provides for a $775.0 million seven-year senior secured term loan (the “2024 Term Loan”) under the senior secured term loan facility (the “Term Loan Facility”) and a $75.0 million five-year senior Revolving Credit Facility, of which up to $20.0 million can be used for the issuance of letters of credit (together with the Term Loan Facility, the “Credit Facility”).
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
Solely with respect to the Revolving Credit Facility, the Credit Facility contains a financial covenant for the First Lien Net Leverage Ratio to be tested as of the last day of any such fiscal quarter only in the event that the total outstanding (excluding undrawn Letters of Credit) is greater than 35% of the total Revolving Credit Commitment, in which case the First Lien Net Leverage Ratio may exceed 5.85 to 1.00. As of June 30, 2026, the Company was in compliance with the covenants under the Credit Facility.
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
Repricing of Term Loan
On January 31, 2025, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the interest rate margins for the Term Loan decreased from 3.50% to 2.75% for the secured overnight financing rate (“SOFR”), adjusted for statutory reserves, and from 2.50% to 1.75% for the base rate.. All other material terms of the Credit Agreement, including the aggregate principal amount, repayment terms, and interest rate applicable on the revolving credit facility available under the Credit Agreement (the “Revolving Credit Facility”) remained the same. The Company evaluated the change of terms under ASC 470-50, Debt Modifications and Extinguishments, and concluded the change in terms did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not an extinguishment of the debt. As such, the financing costs of $1.2 million were reflected as additional debt issuance costs and are amortized to interest expense over the term of the Term Loan.
Second Amendment to Credit Agreement
On August 4, 2025, in connection with the NV5 Acquisition, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement to: (i) include new term loans in an aggregate principal amount of $875.0 million (the “2025 Term Loans,” and together with the 2024 Term Loans, the “Term Loans”), and (ii) increase the aggregate amount of the Revolving Credit Facility from $75.0 million to $125.0 million. Principal payments on the Term Loans, commenced on September 30, 2025 and will be made in quarterly installments on the last day of each fiscal quarter in an amount equal to $4.1 million, subject to adjustments in accordance with the Credit Agreement. Accordingly, as of June 30, 2026, the Company has reflected $16.3 million of principal payments as current in the condensed consolidated balance sheet.
Third Amendment to Credit Agreement
On June 2, 2026, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment amended the Credit Agreement to: (i) reduce the interest rate margins for the Term Loans by 25 basis points from 2.75% to 2.50% for the Term SOFR and from 1.75% to 1.50% for the base rate, and (ii) increase the amount of the Revolving Credit Facility which can be used for the issuance of letters of credit from $20.0 million to $50.0 million.

The Company evaluated the Third Amendment under ASC 470-50, Debt Modifications and Extinguishments, and concluded that the transaction was accounted for as a modification with respect to lenders that exchanged their existing Term Loans for Third Amendment Term Loans. For lenders whose existing Term Loans were prepaid in full at par, the Company accounted for the transaction as an extinguishment and recognized a loss on extinguishment of debt of $0.8 million during the three and six months ended June 30, 2026, representing the write-off of unamortized debt issuance costs, which is included in other income, net in the condensed consolidated statements of operations. Third-party costs incurred in connection with the modification of $1.2 million were expensed as incurred.
As of June 30, 2026, the Company had $1.6 billion of principal outstanding under the Term Loans. The interest rate applicable to the Term Loans is, at the Company’s option, either: (1) SOFR plus an applicable margin equal to 2.50% or (2) a base rate plus an applicable margin equal to 1.50%. For the three and six months ended June 30, 2026, the Company recorded $1.7 million and $3.4 million of amortization expense related to debt issuance costs incurred in connection with the Term Loans. The Term Loans will mature on July 30, 2031.
The Company uses an interest rate swap to manage the variability in interest payments on $800.0 million of its Term Loans. See “Note 12. Financial Instruments”, for additional information regarding the interest rate swap and related cash flow hedge.
Fourth Amendment to Credit Agreement
On July 23, 2026, the Company entered into the Fourth Amendment to Credit Agreement, by and among the Borrowers, the other Loan Parties party thereto, the Revolving Credit Lenders party thereto, the L/C Issuers party thereto and the Administrative Agent (the “Fourth Amendment”).
The Fourth Amendment amended the Credit Agreement to reduce the Applicable Rate with respect to Revolving Credit Loans and Letter of Credit Fees. As amended, Revolving Credit Loans bear interest, at the Borrowers’ election, at either Term SOFR plus 2.50% per annum or the Base Rate plus 1.50% per annum, and Letter of Credit Fees bear interest at a rate of 2.50% per annum.
All other material terms of the Credit Agreement, as amended, remained unchanged.
Revolving Credit Facility
As of June 30, 2026, the interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either: (1) SOFR, adjusted for statutory reserves, plus an applicable margin equal to 3.50% or (2) a base rate plus an applicable margin equal to 2.50%. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.375% or 0.50% based on the Company’s first lien net leverage ratio. For the three and six months ended June 30, 2026, the amortization expense related to debt issuance costs incurred in connection with the Revolving Credit Facility was immaterial. As of June 30, 2026 and December 31, 2025, the Company had no amounts outstanding under its Revolving Credit Facility.
Letters of Credit and Surety Bonds
As of June 30, 2026, the Company had $13.9 million in stand-by letters of credit issued (as a component of the Revolving Credit Facility), but did not withdraw any amount against the letters of credit. Additionally, the Company had $73.6 million in surety bonds outstanding, which are not a component of the Revolving Credit Facility.
Promissory Notes
The Company has outstanding uncollateralized promissory notes due to sellers issued in connection with prior acquisitions completed by NV5 prior to the NV5 Acquisition. These promissory notes represent deferred purchase price and are not tied to the performance of the acquired business. As of June 30, 2026, the short-term and long-term outstanding balances of these promissory notes totaled $6.8 million and $8.0 million, respectively. As of June 30, 2026, the Company’s weighted average interest rate on promissory notes was 1.1%.
NOTE 12. FINANCIAL INSTRUMENTS
Derivatives and Hedging Activity
The Company is exposed to variability in interest payments on its variable-rate Term Loans and from time to time may use derivative financial instruments to manage its exposure to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes.

In May 2026, the Company entered into a pay-fixed, receive-variable interest rate swap with a notional amount of $800.0 million. The swap is designated as a cash flow hedge of the variability in interest payments on a corresponding portion of the Company’s variable-rate Term Loans attributable to changes in one-month Term SOFR. Under the terms of the swap, the Company pays a fixed interest rate of 3.91% and receives one-month Term SOFR, subject to a zero-percent floor. The swap matures in July 2031, consistent with the maturity date of the Term Loans.
Derivatives are recognized as either assets or liabilities and measured at fair value. For a derivative designated and qualifying as a cash flow hedge, changes in fair value are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings. Amounts reclassified from accumulated other comprehensive income (loss) and net settlements under the interest rate swap are recognized in “Interest expense, net” in the condensed consolidated statements of operations and comprehensive income (loss).
Fair Value of Derivative Instrument
The following table presents the notional amount, fair value and balance-sheet presentation of the Company’s derivative instrument designated as a cash flow hedge:

			Derivative Asset	Derivative Liability
	Balance Sheet Classification	Notional Amount	June 30, 2026	June 30, 2026
Interest rate swap	Other non-current liabilities	$800,000	$—	$1,168
The interest rate swap is measured using observable market-based inputs, including interest-rate yield curves, forward interest rates, discount factors and interest-rate volatility. Accordingly, the derivative is classified as a Level 2 fair value measurement. See “Note 10. Fair Value Measurements”, for additional information.
Effect of Cash Flow Hedge
The following table presents the pre-tax effect of the Company’s derivative designated as a cash flow hedge on other comprehensive income (loss) and earnings:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Loss recognized in other comprehensive income (loss)	$1,168	$1,168
Loss (gain) reclassified from accumulated other comprehensive income (loss) into interest expense	$—	$—
Monthly settlements under the interest rate swap are recognized as a component of interest expense during the period in which the related interest payments affect earnings. The settlements made before June 30, 2026 were excluded from the interest rate swap’s period-end fair value and were not previously recognized in accumulated other comprehensive income (loss). Accordingly, no amounts were reclassified from accumulated other comprehensive income (loss) into earnings during the three or six months ended June 30, 2026.
As of June 30, 2026, the Company expects to reclassify a net gain of approximately $0.4 million from accumulated other comprehensive income (loss) into interest expense during the next 12 months.
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
The Company recorded an income tax benefit of $3.2 million and $19.7 million for the three and six months ended June 30, 2026, respectively. The effective tax rate, inclusive of discrete items, was 19.5% and 26.4% for the three and six months ended June 30, 2026, which was driven by a combination of permanent non-deductible expenses, state and foreign taxes, and research and development tax credits.

The Company recorded an income tax expense of $3.9 million and $5.4 million for the three and six months ended June 30, 2025, respectively. The effective tax rate, inclusive of discrete items, was 106.3% and (26.0)% for the three and six months ended June 30, 2025, which is driven by a combination of permanent non-deductible expenses, state and foreign taxes, research and development tax credits, and the valuation allowance recorded as of June 30, 2025.
The Company evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was needed. The deferred tax assets are composed primarily of net operating loss carryforwards and 163(j) interest limitation carryforwards. The Company primarily relies on reversing taxable temporary differences to support the realization of its deferred tax assets. Based on available evidence and limitations on interest deductions under the tax law, the Company previously had a valuation allowance of $11.1 million as of June 30, 2025, primarily against the interest expense carryforward. However, the deferred tax liability recorded in connection with the NV5 Acquisition provided a source of future taxable income which supports the realizability of the interest expense carryforward asset and therefore the valuation allowance was reversed during the three months ended September 30, 2025. The deferred tax liability continues to support the realizability of the interest expense carryforward asset and no valuation allowance has been recorded during the six months ended June 30, 2026.
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
The time-based awards issued to the Company’s employees vest either (i) in equal installments over a three-year service period from the grant date or (ii) cliff vest at the end of a one to three-year service period from the grant date. The time-based RSUs issued to the Company’s directors vest at the end of the anniversary date of their grant date. The market-based RSUs issued to the Company’s employees generally vest upon the later of the (i) first anniversary of the grant date and (ii) the calendar day following the 10 consecutive trading day period during which the VWAP of the Company’s common stock reaches $20.00 per share, which must be achieved before the fifth anniversary of the grant date. The performance-based RSUs issued to the Company’s employees vest based on the attainment of performance-based targets as outlined in the award grant notice over a three-year performance period.
The grant-date fair values of the time-based units and the performance-based units were determined based on the fair value of the underlying common stock on the grant date. The grant-date fair value of the market-based units was determined using a Monte Carlo simulation method which takes into consideration different stock price paths.
Below is a summary of RSU activity for the six months ended June 30, 2026:

	Time Vesting Units		Market Vesting Units		Performance Vesting
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	944,202	$9.76	555,000	$5.35	984,321	$9.38
Granted	4,570,907	7.47	11,696	4.13	2,402,933	7.60
Forfeited	(260,156)	8.17	(57,500)	5.35	(276,675)	8.55
Units Vested	(150,833)	9.58	—	—	—	—
Unvested as of June 30, 2026	5,104,120	$7.80	509,196	$5.32	3,110,579	$8.09
Share-based compensation expense is recorded in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and comprehensive income (loss). Share-based compensation expense for the Company’s RSUs during the three months ended June 30, 2026 was $6.0 million, consisting of $4.3 million for time-based RSU’s, $0.2 million for market-based RSUs, and $1.5 million for performance-based RSU’s. Share-based compensation expense includes $0.5 million of expense related to the Company’s liability-classified awards during three months ended June 30, 2026. Share-based compensation expense for the Company’s RSUs during the three months ended June 30, 2025 was $1.9 million, consisting of $0.9 million for time-based RSU’s, $0.3 million for market-based RSU’s, and $0.7 million for performance-based RSU’s.

Share-based compensation expense for the Company’s RSUs during the six months ended June 30, 2026 was $13.7 million, consisting of $10.9 million for time-based RSU’s, $0.4 million for market-based RSUs, and $2.4 million for performance-based RSU’s. Share-based compensation expense includes $4.7 million of expense related to the Company’s liability-classified awards during the six months ended June 30, 2026. The total estimated amount of the liability-classified awards is approximately $9.0 million as of June 30, 2026. Share-based compensation expense during the six months ended June 30, 2025, was $3.0 million, consisting of $1.7 million for time-based RSU’s, $0.6 million for market-based RSUs, and $0.7 million for performance-based RSU’s.
As of June 30, 2026, the total unrecognized compensation expense for time-based RSUs was $35.9 million, which is expected to be recognized over a weighted average period of approximately 2.1 years. As of June 30, 2026, the total unrecognized compensation expense for market-based RSUs was $0.8 million, which is expected to be recognized over a weighted average period of approximately 0.8 year. As of June 30, 2026, the total unrecognized compensation expense for performance-based RSUs was $19.9 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.
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
The following summarizes the activity of restricted stock awards during the six months ended June 30, 2026:

	Number of Unvested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	6,958,429	$10.50
Granted	—	—
Forfeited	(310,032)	10.50
Vested	(1,448,075)	10.50
Unvested as of June 30, 2026	5,200,322	$10.50
Share-based compensation expense relating to RSAs during the three and six months ended June 30, 2026 was $4.8 million and $9.9 million respectively. As of June 30, 2026, the total unrecognized share-based compensation expense for RSAs was $24.2 million, which is expected to be recognized over a weighted average period of approximately 1.4 years. The aggregate intrinsic value of RSAs vested during the six months ended June 30, 2026 was $12.3 million.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 285,025 shares of common stock pursuant to the ESPP during the three and six months ended June 30, 2026. Share-based compensation expense for the Company’s ESPP during the three and six months ended June 30, 2026 was not material.
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

NOTE 16. SEGMENT REPORTING
The Company reports segment information in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer is the Company’s chief operating decision-maker (“CODM”). The Company is organized into three reportable segments as follows:
•Inspection & Mitigation, which includes the Company’s legacy testing, inspection, certification and compliance services in the United States, Canada, and United Kingdom;
•Consulting & Engineering, which includes the Company’s engineering, civil program management, utility services, conformity assessment, clean energy consulting, data center commissioning and consulting, buildings and program management, MEP & technology design, and environmental health science services; and
•Geospatial, which includes the Company’s geospatial solution services.
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
The following tables set forth certain financial information for each of the Company’s reportable segments for the periods indicated:

	Three Months Ended June 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$296,696	$206,636	$81,015	$—	$584,347
Cost of revenue	$229,447	$109,029	$41,713	$—	$380,189
Gross profit	$67,249	$97,607	$39,302	$—	$204,158
Depreciation and amortization	$16,866	$2,211	$3,321	$38,026	$60,424
Total assets	$1,998,135	$1,171,873	$642,940	$479,573	$4,292,521
Property and equipment, net	$157,030	$11,019	$46,898	$26,170	$241,117

	Three Months Ended June 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$313,925	$—	$—	$—	$313,925
Cost of revenue	$239,824	$—	$—	$—	$239,824
Gross profit	$74,101	$—	$—	$—	$74,101
Depreciation and amortization	$16,315	$—	$—	$13,222	$29,537
Total assets	$2,073,644	$—	$—	$168,714	$2,242,358
Property and equipment, net	$185,675	$—	$—	$—	$185,675

	Six Months Ended June 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$531,522	$394,012	$146,842	$—	$1,072,376
Cost of revenue	$423,513	$207,233	$76,171	$—	$706,917
Gross profit	$108,009	$186,779	$70,671	$—	$365,459
Depreciation and amortization	$33,589	$3,897	$6,034	$75,783	$119,303
Total assets	$1,998,135	$1,171,873	$642,940	$479,573	$4,292,521
Property and equipment, net	$157,030	$11,019	$46,898	$26,170	$241,117

	Six Months Ended June 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$548,140	$—	$—	$—	$548,140
Cost of revenue	$430,370	$—	$—	$—	$430,370
Gross profit	$117,770	$—	$—	$—	$117,770
Depreciation and amortization	$31,912	$—	$—	$26,224	$58,136
Total assets	$2,073,644	$—	$—	$168,714	$2,242,358
Property and equipment, net	$185,675	$—	$—	$—	$185,675
The Company disaggregates its revenues from contracts with customers by geographic location, customer type, and contract type for each of its reportable segments. The Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.
Revenues, classified by the major geographic areas in which the Company's customers are located, were as follows:

	Three Months Ended June 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
United States	$154,421	$173,151	$76,985	$404,557
Canada	139,552	—	492	140,044
Other foreign	2,723	33,485	3,538	39,746
Total segment revenues	$296,696	$206,636	$81,015	$584,347

	Three Months Ended June 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
United States	$161,308	$—	$—	$161,308
Canada	149,954	—	—	149,954
Other foreign	2,663	—	—	2,663
Total segment revenues	$313,925	$—	$—	$313,925

	Six Months Ended June 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
United States	$288,464	$329,471	$139,367	$757,302
Canada	237,565	—	720	238,285
Other foreign	5,493	64,541	6,755	76,789
Total segment revenues	$531,522	$394,012	$146,842	$1,072,376

	Six Months Ended June 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
United States	$306,629	$—	$—	$306,629
Canada	236,482	—	—	236,482
Other foreign	5,029	—	—	5,029
Total segment revenues	$548,140	$—	$—	$548,140

Revenues by customer were as follows:

	Three Months Ended June 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Public and quasi-public sector	$11,123	$98,177	$66,726	$176,026
Private sector	285,573	108,459	14,289	408,321
Total segment revenues	$296,696	$206,636	$81,015	$584,347

	Three Months Ended June 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Public and quasi-public sector	$10,537	$—	$—	$10,537
Private sector	303,388	—	—	303,388
Total segment revenues	$313,925	$—	$—	$313,925

	Six Months Ended June 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Public and quasi-public sector	$17,999	$187,682	$122,120	$327,801
Private sector	513,523	206,330	24,722	744,575
Total segment revenues	$531,522	$394,012	$146,842	$1,072,376

	Six Months Ended June 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Public and quasi-public sector	$16,440	$—	$—	$16,440
Private sector	531,700	—	—	531,700
Total segment revenues	$548,140	$—	$—	$548,140

Revenues by contract type were as follows:

	Three Months Ended June 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Cost-reimbursable contracts	$281,572	$179,009	$79,204	$539,785
Fixed-unit price contracts	15,124	27,627	1,811	44,562
Total segment revenues	$296,696	$206,636	$81,015	$584,347

	Three Months Ended June 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Cost-reimbursable contracts	$300,777	$—	$—	$300,777
Fixed-unit price contracts	13,148	—	—	13,148
Total segment revenues	$313,925	$—	$—	$313,925

	Six Months Ended June 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Cost-reimbursable contracts	$506,097	$349,355	$143,448	$998,900
Fixed-unit price contracts	25,425	44,657	3,394	73,476
Total segment revenues	$531,522	$394,012	$146,842	$1,072,376

	Six Months Ended June 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Cost-reimbursable contracts	$521,549	$—	$—	$521,549
Fixed-unit price contracts	26,591	—	—	26,591
Total segment revenues	$548,140	$—	$—	$548,140
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
The agreement renews automatically for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. During each of the three months ended June 30, 2026 and June 30, 2025, the Company paid $0.5 million of consulting fees under this contract. During each of the six months ended June 30, 2026 and June 30, 2025, the Company paid $1.0 million of consulting fees under this contract.
No dividends on the Series A Preferred Stock have been declared during the six months ended June 30, 2026.
NOTE 18. SUBSEQUENT EVENTS
Refer to the discussion of the Fourth Amendment to the Credit Agreement in “Note 11. Long-Term Debt.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the results of operations of: (i) TIC Solutions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or “TIC Solutions”) (formerly Acuren Corporation) for the three and six months ended June 30, 2026, compared to the results of operations for the three and six months ended June 30, 2025. This discussion should be read in conjunction with the information contained in the unaudited TIC Solutions, Inc. condensed consolidated financial statements and the notes related thereto included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K. The tables below are presented in thousands except for percentages and share and per share amounts.
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

Overview
We are a leading provider of tech-enabled asset integrity, engineering and consulting, and geospatial services. We provide mission-critical services across the full lifecycle of industrial assets, buildings, and public infrastructure, from planning and construction through operations and ongoing maintenance. Our services are often non-discretionary and are driven by regulatory and compliance requirements, customer risk-management policies, maintenance needs, and the need to support the safety, reliability, and useful life of critical assets and infrastructure.
We operate primarily in North America and serve a diversified base of clients across our principal end markets: oil and gas, industrials, buildings, power and utilities, infrastructure, natural resources, and aerospace and defense. Within these markets, we support oil sands, refining, midstream, and upstream operations; manufacturing, fabrication, chemical, and metal-processing facilities; commercial, data center, institutional, and residential buildings; power generation, gas transmission and distribution, and electricity infrastructure; geospatial and environmental services; highways and roads, transportation, water, and parks and recreation; and federal, state, regional, and municipal customers across public-sector applications.
On October 10, 2025, we changed our name from Acuren Corporation to TIC Solutions, Inc.
Recent Developments and Certain Factors and Trends Affecting Results of Operations
Summary of Acquisitions
The Company completed four immaterial acquisitions during the periods presented which were not significant to our results of operations.
Economic, Industry and Market Factors
We may experience increased costs associated with the recent developments around tariffs between the United States, Canada, and other international jurisdictions and will continue to monitor market conditions and respond accordingly. We also have observed some impact from inflationary pressures during 2025 and into 2026. Although we look to mitigate the impact of these pressures with a combination of cost management and price initiatives, there can be no guarantee that these initiatives will be successful. There has been no material effect on our business from the Russian-Ukrainian or the Middle Eastern conflicts, although these conflicts may have an impact on certain end markets, results of operations or liquidity or in other ways which we cannot yet determine.
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
Results of Operations
The comparability of our operating results for the three and six months ended June 30, 2026 and June 30, 2025 was impacted by the NV5 Acquisition, which closed on August 4, 2025. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the NV5 Acquisition to the extent they remain ascertainable.
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$584,347	$313,925	$1,072,376	$548,140
Cost of revenue	380,189	239,824	706,917	430,370
Gross profit	204,158	74,101	365,459	117,770
Selling, general and administrative expenses	193,316	55,751	383,680	108,860
Income (loss) from operations	10,842	18,350	(18,221)	8,910
Interest expense, net	28,365	15,451	57,386	31,458
Other income, net	(946)	(777)	(1,023)	(1,896)
Income (loss) before income tax benefit (expense)	(16,577)	3,676	(74,584)	(20,652)
Income tax provision (benefit)	(3,235)	3,909	(19,693)	5,374
Net loss	$(13,342)	$(233)	$(54,891)	$(26,026)

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025
Revenues
Revenues were $584.3 million for the three months ended June 30, 2026, an increase of $270.4 million, or 86%, compared to $313.9 million during the three months ended June 30, 2025. The increase in revenues was primarily driven by incremental revenues of $287.7 million resulting from the NV5 Acquisition. For additional information regarding the factors affecting revenues, see “Operating Segment Results” below.
Cost of revenues
Cost of revenues were $380.2 million for the three months ended June 30, 2026, an increase of $140.4 million, or 59%, compared to $239.8 million during the three months ended June 30, 2025. The increase was primarily driven by $150.7 million of incremental cost of revenues resulting from the NV5 Acquisition. For additional information regarding the factors affecting cost of revenues, see “Operating Segment Results” below.
Gross profit
The following table presents gross profit and gross profit margin, defined as gross profit as a percentage of revenue, for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
	June 30, 2026	June 30, 2025
Revenue	$584,347	$313,925
Gross profit	$204,158	$74,101
Gross profit margin	35%	24%

Gross profit was $204.2 million for the three months ended June 30, 2026, an increase of $130.1 million, or 176%, compared to $74.1 million during the three months ended June 30, 2025. Gross profit margin was 35% for the three months ended June 30, 2026 compared to 24% during the three months ended June 30, 2025. The increase in gross profit and gross profit margin was primarily driven by the NV5 Acquisition. The NV5 Acquisition contributed $136.9 million of gross profit and 48% gross profit margin. NV5’s consulting & engineering and geospatial services have higher gross profit than the TIC Solutions legacy services. For additional information regarding the factors affecting gross profit, see “Operating Segment Results” below.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A expenses”) and SG&A expenses as a percentage of revenue for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
	June 30, 2026	June 30, 2025
SG&A expenses	$193,316	$55,751
SG&A expenses as a percentage of revenue (%)	33%	18%
SG&A expenses were $193.3 million for the three months ended June 30, 2026, an increase of $137.6 million, or 247%, compared to $55.8 million during the three months ended June 30, 2025. The increase in SG&A expense was primarily driven by incremental expenses of $94.7 million resulting from the NV5 Acquisition, increases in amortization expense of $23.0 million resulting from the NV5 acquisition, and increases in share-based compensation expense and acquisition-related transaction and integration expenses.
Depreciation and amortization expense
Total depreciation expense for property and equipment and amortization expense for intangibles were recognized as follows:

	Three Months Ended
	June 30, 2026	June 30, 2025
Depreciation expense included in cost of revenue	$19,191	$16,219
Depreciation and amortization expense in SG&A expenses	41,233	13,318
Total depreciation and amortization expense	$60,424	$29,537
The increase in depreciation and amortization expense of $30.9 million, or 105%, was primarily driven by incremental amortization expense of $23.0 million and depreciation expense of $6.4 million resulting from the NV5 Acquisition.
Interest expense, net
Interest expense, net was $28.4 million for the three months ended June 30, 2026, an increase of $12.9 million, or 84%, compared to $15.5 million during the three months ended June 30, 2025. The increase in interest expense was primarily driven by an increase in our indebtedness as a result of the NV5 Acquisition.
Income taxes
The Company recorded an income tax benefit of $3.2 million for the three months ended June 30, 2026 compared to an income tax expense of $3.9 million during the three months ended June 30, 2025. The income tax benefit for the three months ended June 30, 2026 was primarily driven by the loss recognized in the period and the reversal of an uncertain tax liability from a prior acquisition. See “Note 13. Income Taxes” for further discussion.
Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025
Revenues
Revenues were $1.1 billion for the six months ended June 30, 2026, an increase of $524.2 million, or 96%, compared to $548.1 million during the six months ended June 30, 2025. The increase in revenues was primarily driven by incremental revenues of $540.9 million resulting from the NV5 Acquisition. For additional information regarding the factors affecting revenue, see “Operating Segment Results” below.

Cost of revenues
Cost of revenues were $706.9 million for the six months ended June 30, 2026, an increase of $276.5 million, or 64%, compared to $430.4 million during the six months ended June 30, 2025. The increase was primarily driven by incremental cost of revenues of $283.4 million resulting from the NV5 Acquisition. For additional information regarding the factors affecting cost of revenues, see “Operating Segment Results” below.
Gross profit
The following table presents gross profit and gross profit margin, defined as gross profit as a percentage of revenue, for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Revenue	$1,072,376	$548,140
Gross profit	$365,459	$117,770
Gross profit margin	34%	21%
Gross profit was $365.5 million for the six months ended June 30, 2026, an increase of $247.7 million, or 210%, compared to $117.8 million during the six months ended June 30, 2025. Gross profit margin was 34% for the six months ended June 30, 2026 compared to 21% during the six months ended June 30, 2025. The increase in gross profit and gross profit margin was primarily driven by the NV5 Acquisition. The NV5 Acquisition contributed $257.5 million of gross profit and 48% gross profit margin. For additional information regarding the factors affecting gross profit, see “Operating Segment Results” below.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A expenses”) and SG&A expenses as a percentage of revenue for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
SG&A expenses	$383,680	$108,860
SG&A expenses as a percentage of revenue (%)	36%	20%
SG&A expenses were $383.7 million for the six months ended June 30, 2026, an increase of $274.8 million, or 252%, compared to $108.9 million during the six months ended June 30, 2025. The increase in SG&A expense was primarily driven by incremental expenses of $190.0 million resulting from the NV5 Acquisition, increases in amortization expense of $46.0 million resulting from the NV5 acquisition, and increases in share-based compensation expense and acquisition-related transaction and integration expenses.
Depreciation and amortization expense
Total depreciation expense for property and equipment and amortization expense for intangibles were recognized as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025
Depreciation expense included in cost of revenue	$38,034	$31,581
Depreciation and amortization expense in SG&A expenses	81,269	26,555
Total depreciation and amortization expense	$119,303	$58,136
The increase in depreciation and amortization expense of $61.2 million, or 105%, was primarily driven by incremental amortization expense of $46.0 million and depreciation expense of $11.6 million resulting from the NV5 Acquisition.

Interest expense, net
Interest expense, net was $57.4 million for the six months ended June 30, 2026, an increase of $25.9 million, or 82%, compared to $31.5 million during the six months ended June 30, 2025. The increase in interest expense was primarily driven by an increase in our indebtedness as a result of the NV5 Acquisition.
Income taxes
The Company recorded an income tax benefit of $19.7 million for the six months ended June 30, 2026 compared to an income tax expense of $5.4 million during the six months ended June 30, 2025. The income tax benefit for the six months ended June 30, 2026 was primarily driven by the loss recognized in the period and the reversal of an uncertain tax liability from a prior acquisition. See “Note 13. Income Taxes” for further discussion.
Operating Segment Results
The following tables set forth summarized financial information about our reportable segments for the periods indicated.
Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025
Revenue

	Three Months Ended
	June 30, 2026	June 30, 2025
Inspection & Mitigation	$296,696	$313,925
Consulting & Engineering	206,636	—
Geospatial	81,015	—
Total	$584,347	$313,925
Cost of revenue

	Three Months Ended
	June 30, 2026	June 30, 2025
Inspection & Mitigation	$229,447	$239,824
Consulting & Engineering	109,029	—
Geospatial	41,713	—
Total	$380,189	$239,824
Gross profit

	Three Months Ended
	June 30, 2026	June 30, 2025
Inspection & Mitigation	$67,249	$74,101
Consulting & Engineering	97,607	—
Geospatial	39,302	—
Total	$204,158	$74,101
Inspection & Mitigation
Inspection & Mitigation revenues were $296.7 million for the three months ended June 30, 2026, a decrease of $17.2 million, or 5.5%, compared to $313.9 million during the three months ended June 30, 2025. The decrease primarily reflects lower outage activity resulting from shifts in customer schedules and the impact of customer site losses in 2025, partially offset by increased callout work.
Segment gross profit was $67.2 million for the three months ended June 30, 2026, a decrease of $6.9 million, or 9.2%, compared to $74.1 million during the three months ended June 30, 2025. The decrease was primarily driven by lower volumes of higher-margin outage activity and an associated shift in revenue mix toward run-and-maintain and callout activity relative to the prior-year period.

Consulting & Engineering
Consulting & Engineering revenues were $206.6 million for the three months ended June 30, 2026 due to the NV5 Acquisition. During the period, the Consulting & Engineering segment experienced growth primarily attributable to data center, buildings, and infrastructure activity, with data centers growth concentrated in APAC and the United States. Segment gross profit was $97.6 million for the three months ended June 30, 2026.
Geospatial
Geospatial revenues were $81.0 million for the three months ended June 30, 2026 due to the NV5 Acquisition. During the period, the Geospatial segment experienced growth primarily attributable to work for power and utilities clients and federal agencies. Segment gross profit was $39.3 million for the three months ended June 30, 2026.
Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025
Revenue

	Six Months Ended
	June 30, 2026	June 30, 2025
Inspection & Mitigation	$531,522	$548,140
Consulting & Engineering	394,012	—
Geospatial	146,842	—
Total	$1,072,376	$548,140
Cost of revenue

	Six Months Ended
	June 30, 2026	June 30, 2025
Inspection & Mitigation	$423,513	$430,370
Consulting & Engineering	207,233	—
Geospatial	76,171	—
Total	$706,917	$430,370
Gross profit

	Six Months Ended
	June 30, 2026	June 30, 2025
Inspection & Mitigation	$108,009	$117,770
Consulting & Engineering	186,779	—
Geospatial	70,671	—
Total	$365,459	$117,770
Inspection & Mitigation
Inspection & Mitigation revenues were $531.5 million for the six months ended June 30, 2026, a decrease of $16.6 million, or 3%, compared to $548.1 million during the six months ended June 30, 2025. The decrease primarily reflects lower outage activity resulting from shifts in customer schedules, the impact of customer site losses in 2025, and lower capital project activity, partially offset by increased callout work.
Segment gross profit was $108.0 million for the six months ended June 30, 2026, a decrease of $9.8 million, or 8%, compared to $117.8 million during the six months ended June 30, 2025. The decrease was primarily driven by lower volumes of higher-margin outage and capital project activity and an associated shift in revenue mix toward run-and-maintain and callout activity relative to the prior-year period.

Consulting & Engineering
Consulting & Engineering revenues were $394.0 million for the six months ended June 30, 2026 due to the NV5 Acquisition. During the period, the Consulting & Engineering segment experienced growth primarily attributable to data center, buildings, and infrastructure activity, with data centers growth concentrated in APAC and the United States. Segment gross profit was $186.8 million for the six months ended June 30, 2026.
Geospatial
Geospatial revenues were $146.8 million for the six months ended June 30, 2026 due to the NV5 Acquisition. During the period, the Geospatial segment experienced growth primarily attributable to work for state and regional governments and work for power and utilities clients. Segment gross profit was $70.7 million for the six months ended June 30, 2026.
Liquidity and Capital Resources
Overview
Overall, we believe that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the revolving credit facility are sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants over the next 12 months and for the foreseeable future. Our uses of available cash, borrowing capacity, cash flows from operations and financing arrangements are used to invest in capital expenditures to support our growth, repay debt maturities as they become due, and complete integration activities. Our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures and debt service, as well as to execute and integrate strategic acquisitions. In addition, we will use available cash, borrowing capacity, and cash flows from operations to fund our operating leases, finance leases, debt repayments, and various other obligations as they arise.
Financing
As of June 30, 2026, we had $1.6 billion of indebtedness outstanding under the Term Loans. We also have a $125.0 million five-year senior secured Revolving Credit Facility, of which up to $50.0 million can be used for the issuance of letters of credit. As of June 30, 2026, no amounts were outstanding under the Revolving Credit Facility. For discussion of the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment to our Credit Agreement, see “Note 11. Long-Term Debt” of the notes to our unaudited condensed consolidated financial statements.
For discussion of the covenants contained in the Credit Agreement governing our Revolving Credit Facility, see “Note 11. Long-Term Debt” of the notes to our unaudited condensed consolidated financial statements. As of June 30, 2026, we were in compliance with these covenants.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Six Months Ended
Cash flows provided by (used in):	June 30, 2026	June 30, 2025
Operating activities	$158	$26,305
Investing activities	(33,380)	(28,407)
Financing activities	(40,815)	(10,308)
Effect of exchange rate on cash	(3,079)	3,332
Net change in cash and cash equivalents	$(77,116)	$(9,078)

Operating activities
Net cash provided by operating activities for the six months ended June 30, 2026 was $0.2 million, a decrease of $26.1 million compared to cash provided by operating activities of $26.3 million during the six months ended June 30, 2025. The decrease was a result of changes in our working capital, partially offset by increases in our net income adjusted for noncash items primarily driven by increased revenues. The changes in our working capital that contributed to decreased cash flows from operations were primarily a result of increases in accounts receivable of $36.7 million and increases in contract assets of $32.5 million due to timing of project billing cycles, partially offset by increases in accrued expenses and other current liabilities of $20.0 million.
Investing activities
For the six months ended June 30, 2026, net cash used in investing activities was $33.4 million, an increase of $5.0 million compared to net cash used in investing activities of $28.4 million during six months ended June 30, 2025. The increase in cash used in investing activities was primarily a result of increased purchases of property and equipment of $12.9 million, partially offset by decreased cash paid for acquisitions of $6.3 million.
Financing activities
For the six months ended June 30, 2026, net cash used in financing activities was $40.8 million, an increase of $30.5 million compared to net cash used in financing activities of $10.3 million during the six months ended June 30, 2025. The increase in cash used in financing activities was primarily a result of an increase in payments on finance lease obligations and other long-term debt of $13.0 million and an increase in payments related to repurchases of common stock of $15.7 million.
Effect of exchange rate changes
For the six months ended June 30, 2026 and June 30, 2025, the effect of foreign exchange rate changes on cash was $(3.1) million and $3.3 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in the U.S. Dollar exchange rate against the Canadian Dollar.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2026 and June 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to interest rate risk through the proportion of fixed-rate and variable-rate debt in our debt portfolio. To reduce our exposure to changes in interest rates on our variable-rate borrowings, we may enter into interest rate swap agreements that synthetically convert a portion of our variable-rate debt to fixed-rate debt. As of June 30, 2026, we had one interest rate swap agreement with a notional amount of $800.0 million. Under the agreement, which matures on July 30, 2031, we pay a fixed rate of 3.91% and receive one-month Term SOFR, subject to a zero-percent floor.

As of June 30, 2026, we had $1.6 billion of outstanding variable-rate term-loan borrowings under our Credit Agreement. After giving effect to the interest rate swap agreement, $800.0 million of these borrowings was effectively subject to a fixed benchmark interest rate and $831.8 million remained subject to variable interest rates. Based on our outstanding borrowings as of June 30, 2026, a hypothetical, instantaneous and unfavorable increase of 100 basis points in applicable interest rates would have resulted in an approximate $8.3 million annualized negative impact on our earnings before income taxes as well as cash flows.
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
Based on this assessment, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses previously disclosed in our 2025 Annual Report.
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
Changes in Internal Control Over Financial Reporting
Other than the changes described above, there have not been any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the filing of this report, we continue to implement the changes and remediation plans described above.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of the Company's common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 – April 30, 2026	—	$—	—	$200,000,000
May 1, 2026 – May 31, 2026	—	$—	—	$200,000,000
June 1, 2026 – June 30, 2026	2,210,354	$8.34	1,878,217	$184,353,442
Total	2,210,354	$8.34	1,878,217	$184,353,442
(1)    Includes 332,137 shares repurchased to satisfy employee tax withholding obligations upon the vesting of restricted stock awards on June 28, 2026. These shares were not repurchased under the publicly announced repurchase program and did not reduce the amount available under that program.
(2)    On March 10, 2026, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's common stock. The program has no expiration date and may be modified, suspended or terminated by the Board at any time. As of June 30, 2026, approximately $184.4 million remained available for repurchase under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Change in Principal Accounting Officer
Effective August 3, 2026, the Company's Board of Directors appointed Leslie Warren, Vice President and Chief Accounting Officer, as the Company's principal accounting officer. Kristin Schultes, Chief Financial Officer, who previously served as the Company’s principal accounting officer, will relinquish that designation and continue to serve as the Company’s Chief Financial Officer and principal financial officer. This change reflects the alignment of the Company’s finance leadership responsibilities and does not involve the departure of any officer from the Company.
Ms. Warren, 38, joined TIC Solutions in June 2025. Prior to joining the Company, Ms. Warren was a Director at PricewaterhouseCoopers LLP within the Capital Markets and Accounting Advisory Services practice, working with public and private companies primarily in the energy industry. Ms. Warren’s prior experience includes initial public offerings, mergers and acquisitions and technical accounting issues. Prior to that, Ms. Warren was the Manager of Financial Reporting at Black Stone Minerals L.P., a publicly-traded oil and gas minerals company. Ms. Warren started her career in public accounting at Deloitte, where she focused on attestation and Sarbanes-Oxley compliance. Ms. Warren earned her master of science and bachelor of accounting degrees from Texas A&M University and is a certified public accountant in Texas.
There is no arrangement or understanding between Ms. Warren and any other person pursuant to which Ms. Warren was appointed as principal accounting officer. There are no family relationships between Ms. Warren and any of the Company's directors or executive officers, and Ms. Warren is not a party to any transaction, or any proposed transaction, required to be disclosed pursuant to Item 404(a) of Regulation S-K.
(b) 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(d) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*†	Executive Employment Agreement, dated May 7, 2026, by and between TIC Solutions, Inc. and Jennifer Phan
10.2#
Third Amendment to Credit Agreement (with conformed Credit Agreement as Annex A), dated June 2, 2026, by and among Acuren Delaware Holdco, Inc., as the initial borrower, Acuren Holdings, Inc., as a borrower, TIC Solutions, Inc., as holdings, the other Loan Parties party thereto, the Refinancing Term Loan Lenders party thereto, the Revolving Credit Lenders party thereto, the L/C Issuers party thereto and Jefferies Finance LLC, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2026).

10.3*
Fourth Amendment to Credit Agreement, dated July 23, 2026, by and among Acuren Delaware Holdco, Inc., as the initial borrower, Acuren Holdings, Inc., as a borrower, TIC Solutions, Inc., as holdings, the other Loan Parties party thereto, the Revolving Credit Lenders party thereto, the L/C Issuers party thereto and Jefferies Finance LLC, as administrative agent.

31.1*	Certification by Benjamin Heraud, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Kristin Schultes, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Benjamin Heraud, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Kristin Schultes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

TIC Solutions, Inc.

August 6, 2026	/s/ Benjamin Heraud
Benjamin Heraud
Chief Executive Officer and Director
(Duly Authorized Officer)

August 6, 2026	/s/ Kristin Schultes
Kristin Schultes
Chief Financial Officer
(Principal Financial Officer)

August 6, 2026	/s/ Leslie Warren
Leslie Warren
Vice President and Chief Accounting Officer
(Principal Accounting Officer)