Form 10-Q
period 2026-09-30
TIC Solutions, Inc.
filed 2026-11-05
CIK 2032966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The number of shares of the registrant’s common stock outstanding as of October 30, 2026, was 218,228,113.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TIC Solutions, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par and share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$197,908	$439,536
Accounts receivable, net	471,348	366,293
Contract assets	212,592	154,439
Prepaid expenses and other current assets	65,268	60,768
Total current assets	947,116	1,021,036
Property and equipment, net	248,209	255,625
Operating lease right-of-use assets, net	56,866	60,209
Goodwill	1,756,474	1,649,595
Intangible assets, net	1,350,970	1,391,382
Deferred tax assets	1,396	1,438
Other assets	39,572	17,024
Total assets	$4,400,603	$4,396,309
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$82,575	$60,426
Accrued expenses and other current liabilities	224,225	151,626
Contract liabilities	63,082	47,846
Current portion of long-term debt	23,118	25,511
Current portion of lease obligations	31,933	33,584
Total current liabilities	424,933	318,993
Long-term debt, net of current portion	1,586,478	1,587,686
Non-current lease obligations	64,937	66,049
Deferred tax liabilities	197,963	222,955
Other non-current liabilities	17,885	20,710
Total liabilities	2,292,196	2,216,393

Commitments and contingencies (Note 15)

Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 218,117,196 and 220,485,045 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	2,372,250	2,362,943
Accumulated deficit	(260,108)	(194,105)
Accumulated other comprehensive income (loss)	(3,756)	11,057
Total stockholders' equity	2,108,407	2,179,916
Total liabilities and stockholders' equity	$4,400,603	$4,396,309
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$639,620	$473,888	$1,711,995	$1,022,028
Cost of revenue	413,291	321,161	1,120,207	751,531
Gross profit	226,329	152,727	591,788	270,497
Selling, general and administrative expenses	210,337	159,240	594,016	268,099
Income (loss) from operations	15,992	(6,513)	(2,228)	2,398
Interest expense, net	29,251	26,521	86,637	57,979
Other income, net	(998)	(2,585)	(2,020)	(4,481)
Loss before income tax benefit	(12,261)	(30,449)	(86,845)	(51,100)
Income tax benefit	(1,149)	(16,559)	(20,842)	(11,184)
Net loss	(11,112)	(13,890)	(66,003)	(39,916)
Undistributed loss allocated to Series A Preferred Stock	51	82	303	289
Net loss allocated to common stockholders	$(11,061)	$(13,808)	$(65,700)	$(39,627)

Other comprehensive income (loss):
Net loss	$(11,112)	$(13,890)	$(66,003)	$(39,916)
Foreign currency translation adjustment	(2,330)	(18,135)	(36,668)	32,802
Fair value change – cash flow hedge, net of tax	23,022	—	21,855	—
Total comprehensive income (loss)	$9,580	$(32,025)	$(80,816)	$(7,114)

Basic and diluted loss per share:
Common stock, basic and diluted	$(0.05)	$(0.08)	$(0.30)	$(0.29)
Series A Preferred Stock, basic and diluted	$(0.05)	$(0.08)	$(0.30)	$(0.29)
Weighted-average shares outstanding:
Common stock, basic	216,010,350	167,229,501	216,821,553	136,894,905
Common stock, diluted	217,010,350	168,229,501	217,821,553	137,894,905
Series A Preferred Stock, basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2025	220,485,045	$21	1,000,000	$—	$2,362,943	$(194,105)	$11,057	$2,179,916
Net loss	—	—	—	—	—	(41,549)	—	(41,549)
Share-based compensation expense	—	—	—	—	8,728	—	—	8,728
Restricted stock issuances and restricted stock unit vestings, net	(113,718)	—	—	—	(529)	—		(529)
Issuance of common shares in conjunction with the Series A Preferred Stock Dividend	668,347	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(12,707)	(12,707)
Balances at March 31, 2026	221,039,674	$21	1,000,000	$—	$2,371,142	$(235,654)	$(1,650)	$2,133,859
Net loss	—	—	—	—	—	(13,342)	—	(13,342)
Share-based compensation expense	—	—	—	—	10,778	—	—	10,778
Restricted stock issuances and restricted stock unit vestings, net	(459,229)	—	—	—	(2,762)	—	—	(2,762)
Issuance of common shares in conjunction with the employee stock purchase plan	285,025	—	—	—	1,983	—	—	1,983
Repurchases of common stock	(1,878,217)	—	—	—	(15,684)			(15,684)
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	4,253			4,253
Other comprehensive loss	—	—	—	—	—	—	(22,798)	(22,798)
Balances at June 30, 2026	218,987,253	$21	1,000,000	$—	$2,369,710	$(248,996)	$(24,448)	$2,096,287
Net loss	—	—	—	—	—	(11,112)	—	(11,112)
Share-based compensation expense	—	—	—	—	10,293	—	—	10,293
Restricted stock issuances and restricted stock unit vestings, net	8,638	—	—	—	(778)	—	—	(778)
Repurchases of common stock	(878,695)	—	—	—	(6,975)			(6,975)
Other comprehensive income	—	—	—	—	—	—	20,692	20,692
Balances at September 30, 2026	218,117,196	$21	1,000,000	$—	$2,372,250	$(260,108)	$(3,756)	$2,108,407
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2024	121,476,215	$12	1,000,000	$—	$1,293,638	$(106,989)	$(35,489)	$1,151,172
Net loss	—	—	—	—	—	(25,793)	—	(25,793)
Share-based compensation expense	—	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	—	—	2,561	2,561
Balances at March 31, 2025	121,476,215	$12	1,000,000	$—	$1,294,745	$(132,782)	$(32,928)	$1,129,047
Net loss	—	—	—	—	—	(233)	—	(233)
Share-based compensation expense	—	—	—	—	1,873	—	—	1,873
Other comprehensive income	—	—	—	—	—	—	48,376	48,376
Balances at June 30, 2025	121,476,215	$12	1,000,000	$—	$1,296,618	$(133,015)	$15,448	$1,179,063
Net loss	—	$—	—	$—	$—	$(13,890)	$—	$(13,890)
Share-based compensation expense	—	—	—	—	5,641	—	—	5,641
Equity consideration issued in conjunction with NV5 Acquisition	73,184,470	7	—	—	768,297	—	—	768,304
Restricted stock awards issued for converted NV5 awards in conjunction with the NV5 Acquisition	7,280,777	—	—	—	—	—	—	—
Fair value of NV5 replaced awards included in purchase consideration for pre-combination service	—	—	—	—	29,744	—	—	29,744
Restricted stock unit vestings	96,666	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(18,135)	(18,135)
Balances at September 30, 2025	202,038,128	$19	1,000,000	$—	$2,100,300	$(146,905)	$(2,687)	$1,950,727
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(66,003)	$(39,916)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	180,832	109,241
Noncash lease expense	18,526	10,002
Share-based compensation expense	35,483	9,271
Amortization of deferred financing costs	5,617	3,185
Deferred taxes	(36,735)	(24,010)
Other	2,713	2,678
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(95,328)	26,289
Contract assets	(66,122)	(52,520)
Prepaid expenses and other current assets	(1,444)	1,450
Accounts payable	16,532	5,563
Accrued expenses and other current liabilities	61,341	5,489
Operating lease obligations	(18,237)	(7,563)
Contract liabilities	3,155	(2,736)
Other assets and liabilities	(3,694)	(1,093)
Net cash provided by operating activities	36,636	45,330

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(179,985)	(838,399)
Purchases of property and equipment	(39,531)	(21,187)
Proceeds from sale of property and equipment	3,115	3,141
Net cash used in investing activities	(216,401)	(856,445)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	875,000
Payments on long-term borrowings	(8,211)	(8,441)
Payments of debt issuance costs	—	(24,331)
Payments on finance lease obligations and other long-term debt	(24,380)	(8,361)
Payments related to tax withholdings for stock-based compensation	(2,965)	—
Payments related to repurchases of common stock	(22,659)	—
Net cash (used in) provided by financing activities	(58,215)	833,867

Effect of exchange rate changes on cash and cash equivalents	(3,648)	2,546
Net change in cash and cash equivalents	(241,628)	25,298

Beginning of period	439,536	139,134
End of period	$197,908	$164,432
See accompanying notes to unaudited condensed consolidated financial statements.

TIC Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)
Supplemental cash flow information of non-cash investing and financing activities for the periods indicated were as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental disclosure of cash flow information
Interest paid	$78,579	$52,511
Income taxes paid	$14,130	$19,220
Supplemental disclosure of non-cash operating, investing and financing activities:
Equity consideration issued for business combinations	$—	$798,048
Reclassification of liability-classified awards to equity-classified awards	$4,253	$—
Purchases of property and equipment accrued and not yet paid	$4,047	$4,092
Notes payable and other obligations issued for acquisitions	$13,082	$4,641
Shares issued in accordance with employee stock purchase plan	$1,983	$—
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
The Company operates primarily in North America, serving a diversified base of clients across the following principal end markets: oil and gas, industrials, buildings, power and utilities, infrastructure, natural resources, and aerospace and defense. Within these markets, the Company supports critical facilities and projects—ranging from energy production, manufacturing, and utility grids to commercial buildings, data centers, geospatial services, civil infrastructure, environmental services, and public-sector operations at the federal, state, and local levels.
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
As of September 30, 2026, the Company had $1.3 billion of remaining performance obligations, of which approximately $1.0 billion is expected to be recognized over the next 12 months and the majority of the remaining balance over the next 24 months. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
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
In certain circumstances, the contract may allow for billing terms that result in cumulative amounts billed in excess of revenues recognized. “Contract liabilities” represent billings in excess of revenues recognized on these contracts as of the reporting date that are generally classified as current. During the three and nine months ended September 30, 2026, revenue recognized related to the Company’s contract liabilities that existed as of December 31, 2025 was not material.
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

NOTE 2. BUSINESS COMBINATIONS
2026 Acquisitions
During the nine months ended September 30, 2026, the Company completed eight acquisitions, which were not individually significant to the consolidated financial statements. Total gross cash consideration for the acquisitions was approximately $190.0 million including $177.9 million cash paid, net of cash acquired. The Company recorded approximately $97.9 million of goodwill and $85.1 million of intangible assets related to these acquisitions. The intangible assets consist of an estimated $75.8 million of customer relationships, $2.8 million of trade names, and $6.5 million of customer backlog. Expected goodwill deductible for income tax purposes is immaterial. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805.
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
The NV5 Acquisition was accounted for under the acquisition method of accounting. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of the fair values. The final determination of the fair values of assets and liabilities was completed within the third quarter of 2026.
The excess of the purchase price over the fair value of the tangible and intangible net assets acquired and liabilities assumed was recorded as goodwill. The goodwill balance is primarily attributed to the assembled workforce, expansion of service offerings, market opportunities and synergies expected to be achieved from the combined operations of the Company and NV5. The Company has assigned goodwill amounts of approximately $15.4 million, $523.8 million, and $250.2 million to the Inspection & Mitigation, Consulting & Engineering and Geospatial segments, respectively. Goodwill of $76.1 million is expected to be deductible for income tax purposes.

The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed at the date of the NV5 Acquisition:

Total
Cash consideration	$870,911
Equity consideration	768,304
Replacement of share-based awards	29,744
Total consideration	$1,668,959

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$58,958
Accounts receivables	184,894
Contract assets	108,402
Prepaid expenses and other current assets	36,349
Plant and equipment	80,557
Other assets	4,231
Operating lease right-of-use assets	33,464
Intangible assets	720,000
Accounts payable	(40,350)
Accrued expenses and other current liabilities	(109,177)
Contract liabilities	(59,858)
Other liabilities	(10,730)
Deferred tax liabilities	(87,232)
Lease liabilities	(39,908)
Total identifiable net assets acquired	$879,600
Goodwill	$789,359
During the three and nine months ended September 30, 2026, the Company recorded fair value adjustments during the measurement period primarily related to estimate at completion updates for circumstances that existed as of the acquisition date of August 4, 2025. These measurement period adjustments included updates to contract assets and contract liabilities due to changes in cost estimates associated with ongoing projects acquired on the acquisition date, adjustments related to a legal reserve, and corresponding adjustments to deferred tax liabilities, resulting in a net increase to goodwill of $4.2 million and $23.8 million during the three and nine months ended September 30, 2026, respectively. The Company also recorded other measurement period adjustments that were not individually material resulting in a net increase to goodwill of $2.1 million during nine months ended of September 30, 2026. See “Note 7. Goodwill” for further details.
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
The weighted average useful lives over which the intangible assets will be amortized are estimated as follows: 15 years for customer relationships, 2 years for customer backlog, 10 years for the trade name, and 3 years for developed technology.

In connection with the NV5 Acquisition, the Company incurred transaction costs of $24.7 million, which were expensed and included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
Other 2025 Acquisition Activity
During the year ended December 31, 2025, the Company completed seven other business combinations, which were not individually significant to the consolidated financial statements. Total aggregate consideration was $45.8 million. The Company recorded a total $17.7 million of goodwill related to these acquisitions, of which $9.9 million was assigned to the Inspection & Mitigation segment, $1.9 million was assigned to the Consulting & Engineering segment, and $5.9 million was assigned to the Geospatial segment. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period of each acquisition as required by ASC 805. Measurement period adjustments recorded were not material.
Pro Forma Financial Information
The following pro forma financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2025 as if the NV5 Acquisition and related financing had occurred as of January 1, 2024, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the NV5 business and are not necessarily indicative of what the Company’s operating results would have been had the NV5 Acquisition and related financing taken place on January 1, 2024.

	September 30, 2025
	Three Months Ended	Nine Months Ended
Net revenue	$568,648	$1,602,817
Net loss	$(6,720)	$(58,074)
Pro forma financial information is presented as if the operations NV5 had been included in the consolidated results of the Company since January 1, 2024, and gives effect to transactions that are directly attributable to the acquisitions and related financing. Adjustments, net of related tax impacts, include: additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2024; movement of transaction costs between reporting periods; and interest expense under the Company’s Term Loans (defined in “Note 11. Long-Term Debt”) as if the amount borrowed to partially finance the purchase price was borrowed on January 1, 2024.
NOTE 3. STOCKHOLDERS’ EQUITY
The Company has authorized shares consisting of two classes: 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 1,000,000 shares are designated as “Series A Preferred Stock” (the “Series A Preferred Stock”). As of September 30, 2026, the Company had 218,117,196 shares of common stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.
Series A Preferred Stock
The Company has 1,000,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2026. Shares of the Series A Preferred Stock are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares and are not unconditionally redeemable or conditionally puttable by the holder for cash. As such, shares of Series A Preferred Stock are classified as permanent equity in the accompanying condensed consolidated balance sheets.
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
The holder of the Series A Preferred Stock will participate in any dividends on the common stock on an as converted basis. Specifically, if the Company pays a dividend on its common stock, the holder of the Series A Preferred Stock will also receive an amount equal to 20 percent of the dividend which would be distributable on 121,476,215 shares of common stock as of September 30, 2026. All such dividends on the Series A Preferred Stock will be paid at the same time as the dividends on the common stock.
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
The Public Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price per share of the common stock exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Public Warrants). The Public Warrants expire worthless on July 30, 2027, if not exercised or redeemed. The Public Warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. During the three and nine months ended September 30, 2026, no Public Warrants were exercised for shares of common stock. As of September 30, 2026, the Company had 14,952,860 Public Warrants outstanding for approximately 3,738,215 shares of common stock.
Share Repurchase Program
On March 10, 2026, the Company’s Board of Directors approved a share repurchase program of up to $200.0 million of the Company’s common stock through open market repurchases (including pursuant to Rule 10b-18 under the Securities Exchange Act of 1934) and/or in privately negotiated transactions, at management’s discretion and subject to market and business conditions, applicable legal requirements, and other factors. During the nine months ended September 30, 2026, the Company repurchased 2,756,912 shares of our common stock under the program at an average price of $8.20 per share. As of September 30, 2026, approximately $177.4 million remained available for repurchase under the program. The Company’s share repurchase program does not obligate the Company to purchase any shares. Repurchased shares will be retired. The program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors in its sole discretion.

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

The following table sets forth the computations of basic and diluted loss per share of common stock and Series A Preferred Stock using the two-class method and the if-converted method, respectively, for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic shares:
Numerator:
Net loss	$(11,112)	$(13,890)	$(66,003)	$(39,916)
Undistributed loss allocated to Series A Preferred Stock	51	82	303	289
Net loss available to holders of common stock	$(11,061)	$(13,808)	$(65,700)	$(39,627)
Denominator:
Weighted average common stock outstanding – basic	216,010,350	167,229,501	216,821,553	136,894,905
Weighted average Series A Preferred Stock outstanding – basic	1,000,000	1,000,000	1,000,000	1,000,000
Basic loss per common stock	$(0.05)	$(0.08)	$(0.30)	$(0.29)
Basic loss per Series A Preferred Stock	$(0.05)	$(0.08)	$(0.30)	$(0.29)

Dilutive shares:
Numerator:
Undistributed loss allocated to common stock	$(11,061)	$(13,808)	$(65,700)	$(39,627)
Undistributed loss allocated to Series A Preferred Stock	(51)	(82)	(303)	(289)
Total undistributed loss	$(11,112)	$(13,890)	$(66,003)	$(39,916)
Denominator:
Weighted average common stock outstanding – basic	216,010,350	167,229,501	216,821,553	136,894,905
Add: dilutive securities
Series A Preferred Stock	1,000,000	1,000,000	1,000,000	1,000,000
Weighted average common stock outstanding – diluted	217,010,350	168,229,501	217,821,553	137,894,905
Weighted average Series A Preferred Stock outstanding – diluted	1,000,000	1,000,000	1,000,000	1,000,000
Diluted loss per common stock	$(0.05)	$(0.08)	$(0.30)	$(0.29)
Diluted loss per Series A Preferred Stock	$(0.05)	$(0.08)	$(0.30)	$(0.29)

For the three and nine months ended September 30, 2026 and September 30, 2025, the Company excluded the following potentially dilutive shares from the computation of diluted loss per common stock as the impact would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
Potentially dilutive securities	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stock options(1)	—	—	—	1,943
Warrants(1)	—	—	—	70,967
Restricted stock awards	2,646,664	2,665,421	3,049,327	888,474
Restricted stock units	3,033,303	2,069,320	2,382,883	2,028,342
Shares issuable pursuant to the Series A Preferred Stock dividend(2)	—	6,240,993	—	3,671,862

(1) For the three and nine months ended September 30, 2026, and the three months ended September 30, 2025, the stock options and warrants were out of the money.
(2) See discussion of the Annual Dividend Amount in “Note 3. Stockholders’ Equity.”
NOTE 5. ACCOUNTS RECEIVABLE AND CONTRACT ASSETS
Accounts receivable and contract assets are recorded net of allowances for credit losses. Accounts receivable represent invoiced and accrued revenue while contract assets represent accrued revenue that has yet to be invoiced to the customer. The Company’s accounts receivable, contract assets and allowance for credit losses consisted of the following as of the below dates:

	September 30, 2026	December 31, 2025
Accounts receivable	$473,877	$369,669
Contract assets	213,480	154,510
Allowance for credit losses	(3,417)	(3,447)
Total accounts receivables and contract assets, net	$683,940	$520,732
The Company records allowances for credit losses for accounts receivable and contract assets based on management’s estimate of expected credit losses which is based on its assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes.
Changes to the allowance for credit losses are adjusted through credit loss expense, which is included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Useful Life (Years)	September 30, 2026	December 31, 2025
Land		$6,002	$6,179
Buildings and leasehold improvements	25	26,642	25,364
Computer, software, and office equipment	3 – 5	31,636	23,279
Machinery and equipment	3 – 10	200,823	181,437
Vehicles, aircrafts and vessels	5 – 15	105,672	96,192
Construction in progress		17,853	11,238
Total property and equipment		388,628	343,689
Accumulated depreciation		(140,419)	(88,064)
Property and equipment, net		$248,209	$255,625
Total depreciation expense for property and equipment was recognized as follows for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost of revenue	$16,658	$18,203	$54,692	$49,785
Selling, general and administrative expenses	4,564	2,436	11,695	2,768
Total depreciation expense	$21,222	$20,639	$66,387	$52,553
NOTE 7. GOODWILL
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2026 were as follows:

	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Balance at December 31, 2025	$895,533	$516,873	$237,189	1,649,595
Acquisitions	1,609	20,936	75,307	97,852
Measurement period adjustments(1)	230	8,732	18,924	27,886
Currency adjustments	(18,864)	19	(14)	(18,859)
Balance at September 30, 2026	$878,508	$546,560	$331,406	$1,756,474
(1) Measurement period adjustments for the Inspection & Mitigation segment relate to an acquisition that was not considered significant during the nine months ended September 30, 2026. Adjustment amounts representing $8.8 million for the Consulting & Engineering segment and $17.1 million for the Geospatial segment represent changes related to the NV5 Acquisition. The remaining changes are related to measurement period adjustments within the Consulting & Engineering and Geospatial segments for other acquisitions that were not considered significant during the nine months ended September 30, 2026. The NV5 measurement period adjustments included updates to contract assets and contract liabilities due to changes in cost estimates associated with ongoing projects acquired on the acquisition date, adjustments related to a legal reserve, and corresponding adjustments to deferred tax liabilities.

NOTE 8. INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization of intangible assets were as follows:

	Weighted Average Remaining Life (Years)	September 30, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12.6	$1,346,720	$(151,855)	$1,194,865	$1,282,032	$(82,609)	$1,199,423
Customer backlog	0.9	94,916	(65,288)	29,628	88,466	(31,126)	57,340
Tradenames	11.6	140,742	(18,901)	121,841	139,498	(11,059)	128,439
Technology	2.4	7,946	(3,310)	4,636	8,019	(1,839)	6,180
		$1,590,324	$(239,354)	$1,350,970	$1,518,015	$(126,633)	$1,391,382
Amortization expense recognized on intangible assets was $40.3 million and $30.5 million for the three months ended September 30, 2026 and 2025, respectively, and $114.4 million and $56.7 million for the nine months ended September 30, 2026 and 2025, respectively.
NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued Expenses and Other Current Liabilities
The Company’s accrued expenses and other current liabilities consisted of the following as of the below dates:

	September 30, 2026	December 31, 2025
Accrued salaries, wages and related employee benefits	$106,128	$58,655
Accrued operating expenses	85,624	63,426
Accrued taxes payable	13,878	10,873
Current portion of contingent consideration	5,600	8,608
Other accrued expenses	12,995	10,064
Total accrued expenses and other current liabilities	$224,225	$151,626
Contingent Consideration
Contingent consideration arrangements, which are tied to the future performance of the acquired business, are included as part of the purchase price of acquired companies on their respective acquisition dates. The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent consideration payments are included in “Selling, general and administrative expenses” in the consolidated statements of operations. As of September 30, 2026, the Company had $11.0 million of contingent consideration recorded on the condensed consolidated balance sheet, including $5.6 million reflected as current. As of December 31, 2025, the Company had $13.6 million of contingent consideration recorded on the consolidated balance sheet, including $8.6 million reflected as current. Fair value re-measurements were immaterial during the three and nine months ended September 30, 2026.

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
NOTE 11. LONG-TERM DEBT
The Company’s long-term debt obligations consisted of the following:

	Maturity Date	September 30, 2026	December 31, 2025
Term Loans	July 30, 2031	$1,627,724	$1,635,935
Revolving credit facility	July 30, 2029	—	—
Promissory notes		14,025	15,273
Less: Unamortized deferred financing costs		(32,153)	(38,011)
Total debt, net		1,609,596	1,613,197
Less:
Current portion of Term Loans		(16,318)	(16,525)
Current portion of promissory notes		(6,800)	(8,986)
Long-term debt, net of current portion		$1,586,478	$1,587,686

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
Solely with respect to the Revolving Credit Facility, the Credit Facility contains a financial covenant for the First Lien Net Leverage Ratio to be tested as of the last day of any such fiscal quarter only in the event that the total outstanding (excluding undrawn Letters of Credit) is greater than 35% of the total Revolving Credit Commitment, in which case the First Lien Net Leverage Ratio may not exceed 5.85 to 1.00. As of September 30, 2026, the Company was in compliance with the covenants under the Credit Facility.
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
Repricing of Term Loan
On January 31, 2025, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the interest rate margins for the Term Loan decreased from 3.50% to 2.75% for the secured overnight financing rate (“SOFR”), adjusted for statutory reserves, and from 2.50% to 1.75% for the base rate. All other material terms of the Credit Agreement, including the aggregate principal amount, repayment terms, and interest rate applicable on the revolving credit facility available under the Credit Agreement (the “Revolving Credit Facility”) remained the same. The Company evaluated the change of terms under ASC 470-50, Debt Modifications and Extinguishments, and concluded the change in terms did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not an extinguishment of the debt. As such, the financing costs of $1.2 million were reflected as additional debt issuance costs and are amortized to interest expense over the term of the Term Loan.
Second Amendment to Credit Agreement
On August 4, 2025, in connection with the NV5 Acquisition, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement to: (i) include new term loans in an aggregate principal amount of $875.0 million (the “2025 Term Loans,” and together with the 2024 Term Loans, the “Term Loans”), and (ii) increase the aggregate amount of the Revolving Credit Facility from $75.0 million to $125.0 million. Principal payments on the Term Loans, commenced on September 30, 2025 and will be made in quarterly installments on the last day of each fiscal quarter in an amount equal to $4.1 million, subject to adjustments in accordance with the Credit Agreement. Accordingly, as of September 30, 2026, the Company has reflected $16.3 million of principal payments as current in the condensed consolidated balance sheet.
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

The Company evaluated the Third Amendment under ASC 470-50, Debt Modifications and Extinguishments, and concluded that the transaction was accounted for as a modification with respect to lenders that exchanged their existing Term Loans for Third Amendment Term Loans. For lenders whose existing Term Loans were prepaid in full at par, the Company accounted for the transaction as an extinguishment and recognized a loss on extinguishment of debt of $0.8 million during the nine months ended September 30, 2026, representing the write-off of unamortized debt issuance costs, which is included in other income, net in the condensed consolidated statements of operations. Third-party costs incurred in connection with the modification of $1.2 million were expensed as incurred.
As of September 30, 2026, the Company had $1.6 billion of principal outstanding under the Term Loans. The interest rate applicable to the Term Loans is, at the Company’s option, either: (1) SOFR plus an applicable margin equal to 2.50% or (2) a base rate plus an applicable margin equal to 1.50%. For the three and nine months ended September 30, 2026, the Company recorded $1.7 million and $5.1 million of amortization expense related to debt issuance costs incurred in connection with the Term Loans. The Term Loans will mature on July 30, 2031.
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
Revolving Credit Facility
As of September 30, 2026, the interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either: (1) SOFR, adjusted for statutory reserves, plus an applicable margin equal to 2.50% or (2) a base rate plus an applicable margin equal to 1.50%. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.375% or 0.50% based on the Company’s first lien net leverage ratio. For the three and nine months ended September 30, 2026, the amortization expense related to debt issuance costs incurred in connection with the Revolving Credit Facility was immaterial. As of September 30, 2026 and December 31, 2025, the Company had no amounts outstanding under its Revolving Credit Facility.
Letters of Credit and Surety Bonds
As of September 30, 2026, the Company had $29.6 million in stand-by letters of credit issued (as a component of the Revolving Credit Facility), but did not withdraw any amount against the letters of credit. Additionally, the Company had $72.4 million in surety bonds outstanding, which are not a component of the Revolving Credit Facility.
Promissory Notes
The Company has outstanding uncollateralized promissory notes due to sellers issued in connection with prior acquisitions completed by NV5 prior to the NV5 Acquisition. These promissory notes represent deferred purchase price and are not tied to the performance of the acquired business. As of September 30, 2026, the short-term and long-term outstanding balances of these promissory notes totaled $6.8 million and $7.2 million, respectively. As of September 30, 2026, the Company’s weighted average interest rate on promissory notes was 1.2%.
NOTE 12. FINANCIAL INSTRUMENTS
Derivatives and Hedging Activity
The Company is exposed to interest rate risk on its variable-rate Term Loans and selectively utilizes derivative financial instruments to manage this exposure. The Company does not enter into derivative transactions for trading or speculative purposes.

In May 2026, the Company entered into an interest rate swap with an aggregate notional amount of $800.0 million, designated as a cash flow hedge against the interest rate variability of a corresponding portion of its variable-rate Term Loans attributable to changes in one-month Term SOFR. The swap matures in July 2031, coterminous with the maturity of the Term Loans.
As of September 30, 2026, the total outstanding principal balance of the Term Loans was $1,627.7 million. After giving effect to the interest rate swap, $800.0 million bears interest at an effective fixed rate of 6.41%, comprising the 3.91% fixed swap rate plus the 2.50% contractual spread. The remaining $827.7 million remains subject to floating interest rates at one-month Term SOFR plus the 2.50% contractual spread.
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
Fair Value of Derivative Instrument
The following table presents the notional amount, fair value and balance-sheet presentation of the Company’s derivative instrument designated as a cash flow hedge as of September 30, 2026:

		Notional Amount	Derivative Asset	Derivative Liability
	Balance Sheet Classification
Interest rate swap	Other assets	$800,000	$29,486	$—
The interest rate swap is measured using observable market-based inputs, including interest-rate yield curves, forward interest rates, discount factors and interest-rate volatility. Accordingly, the derivative is classified as a Level 2 fair value measurement. See “Note 10. Fair Value Measurements”, for additional information.
Effect of Cash Flow Hedge
The following table presents the pre-tax effect of the Company’s derivative designated as a cash flow hedge on other comprehensive income (loss), including the related income tax effect, and amounts reclassified into earnings:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Gain recognized in other comprehensive income (loss), before tax	$30,653	$29,486
Income tax expense related to gain recognized in other comprehensive income (loss)	$7,631	$7,631
Gain recognized in other comprehensive income (loss), net of tax	$23,022	$21,855
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$449	$449
At September 30, 2026, accumulated other comprehensive income (loss) included amounts related to the interest rate swap, net of the related deferred income tax liability of $7.6 million. The related deferred income tax liability is included in the Company’s deferred tax liabilities.
Monthly settlements under the interest rate swap are recognized as a component of interest expense during the period in which the related interest payments affect earnings. During the three and nine months ended September 30, 2026, the Company reclassified losses of $0.4 million from accumulated other comprehensive income (loss) into interest expense related to net settlements under the interest rate swap.
As of September 30, 2026, the Company expects to reclassify a net gain of approximately $4.3 million from accumulated other comprehensive income (loss) into interest expense during the next twelve months based on the present value of net settlements expected during that period under the interest rate swap.

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
The Company recorded an income tax benefit of $1.1 million and $20.8 million for the three and nine months ended September 30, 2026, respectively. The effective tax rate, inclusive of discrete items, was 9.4% and 24.0% for the three and nine months ended September 30, 2026, which was driven by a combination of permanent non-deductible expenses, state and foreign taxes, and research and development tax credits.
The Company recorded an income tax benefit of $16.6 million and $11.2 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate, inclusive of discrete items, was 54.4% and 21.9% for the three and nine months ended September 30, 2025, which is driven by a combination of permanent non-deductible expenses, state and foreign taxes, research and development tax credits, and the valuation allowance recorded as of September 30, 2025.
The Company evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was needed. The deferred tax assets are composed primarily of net operating loss carryforwards and 163(j) interest limitation carryforwards. The Company primarily relies on reversing taxable temporary differences to support the realization of its deferred tax assets. Based on available evidence and limitations on interest deductions under the tax law, the Company previously had a valuation allowance of $11.1 million as of June 30, 2025, primarily against the interest expense carryforward. However, the deferred tax liability recorded in connection with the NV5 Acquisition provided a source of future taxable income which supports the realizability of the interest expense carryforward asset and therefore the valuation allowance was reversed during the three months ended September 30, 2025. The deferred tax liability continues to support the realizability of the interest expense carryforward asset and no valuation allowance has been recorded during the nine months ended September 30, 2026.
NOTE 14. STOCK-BASED COMPENSATION
Restricted Stock Units
Awards of Restricted Stock Units (“RSUs”) are generally subject to forfeiture if employment terminates prior to vesting. Forfeitures are recognized as they occur. The Company’s RSU’s consist of three types: time-based units, market-based units and performance-based units, that are settled in shares of the Company’s common stock upon vesting.
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

Below is a summary of RSU activity for the nine months ended September 30, 2026:

	Time Vesting Units		Market Vesting Units		Performance Vesting Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	944,202	$9.76	555,000	$5.35	984,321	$9.38
Granted	4,708,475	$7.51	11,696	$4.13	2,428,380	$7.61
Forfeited	(368,300)	$7.95	(60,000)	$5.35	(363,238)	$8.46
Units Vested	(338,188)	$9.99	—	$—	(60,000)	$10.24
Unvested as of September 30, 2026	4,946,189	$7.74	506,696	$5.32	2,989,463	$8.00
Share-based compensation expense is recorded in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and comprehensive income (loss). Share-based compensation expense for the Company’s RSUs during the three months ended September 30, 2026 was $7.2 million, consisting of $4.8 million for time-based RSU’s, $0.3 million for market-based RSUs, and $2.1 million for performance-based RSU’s. Share-based compensation expense includes $1.0 million of expense related to the Company’s liability-classified awards during the three months ended September 30, 2026. Share-based compensation expense for the Company’s RSUs during the three months ended September 30, 2025 was $2.0 million, consisting of $1.0 million for time-based RSU’s, $0.2 million for market-based RSU’s, and $0.8 million for performance-based RSU’s.
Share-based compensation expense for the Company’s RSUs during the nine months ended September 30, 2026 was $21.0 million, consisting of $15.7 million for time-based RSU’s, $0.7 million for market-based RSUs, and $4.6 million for performance-based RSU’s. Share-based compensation expense includes $5.7 million of expense related to the Company’s liability-classified awards during the nine months ended September 30, 2026. The total estimated amount of the liability-classified awards is approximately $8.9 million as of September 30, 2026. Share-based compensation expense during the nine months ended September 30, 2025, was $4.9 million, consisting of $2.6 million for time-based RSU’s, $0.9 million for market-based RSUs, and $1.4 million for performance-based RSU’s.
As of September 30, 2026, the total unrecognized compensation expense for time-based RSUs was $31.2 million, which is expected to be recognized over a weighted average period of approximately 1.95 years. As of September 30, 2026, the total unrecognized compensation expense for market-based RSUs was $0.5 million, which is expected to be recognized over a weighted average period of approximately 0.68 year. As of September 30, 2026, the total unrecognized compensation expense for performance-based RSUs was $17.7 million, which is expected to be recognized over a weighted average period of approximately 2.33 years.
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

The following summarizes the activity of restricted stock awards during the nine months ended September 30, 2026:

	Number of Unvested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	6,958,429	$10.50
Granted	—	—
Forfeited	(451,188)	10.50
Vested	(1,517,396)	10.50
Unvested as of September 30, 2026	4,989,845	$10.50
Share-based compensation expense relating to RSAs during the three and nine months ended September 30, 2026 was $3.8 million and $13.8 million respectively. Share-based compensation expense relating to RSAs during both the three and nine months ended September 30, 2025 was $4.3 million. As of September 30, 2026, the total unrecognized share-based compensation expense for RSAs was $19.3 million, which is expected to be recognized over a weighted average period of approximately 1.18 years. The aggregate intrinsic value of RSAs vested during the nine months ended September 30, 2026 was $12.9 million.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) allows qualified employees to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 285,025 shares of common stock pursuant to the ESPP during the nine months ended September 30, 2026. Share-based compensation expense for the Company’s ESPP during the three and nine months ended September 30, 2026 was not material.
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
•Consulting & Engineering, which includes the Company’s survey and engineering, civil program management, utility services, conformity assessment, clean energy consulting, data center commissioning and consulting, buildings and program management, MEP & technology design, and environmental health science services; and
•Geospatial, which includes the Company’s geospatial and geomatics solution services.
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

The following tables set forth certain financial information for each of the Company’s reportable segments for the periods indicated:

	Three Months Ended September 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$318,172	$223,178	$98,270	$—	$639,620
Cost of revenue	$239,359	$117,337	$56,595	$—	$413,291
Gross profit	$78,813	$105,841	$41,675	$—	$226,329
Depreciation and amortization	$14,355	$2,144	$3,846	$41,184	$61,529
Total assets	$2,020,510	$1,221,743	$808,584	$349,766	$4,400,603
Property and equipment, net	$157,406	$13,214	$52,235	$25,354	$248,209

	Three Months Ended September 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$293,187	$119,583	$61,118	$—	$473,888
Cost of revenue	$226,268	$61,746	$33,147	$—	$321,161
Gross profit	$66,919	$57,837	$27,971	$—	$152,727
Depreciation and amortization	$16,536	$1,355	$2,282	$30,955	$51,128
Total assets	$2,081,644	$973,682	$918,869	$246,230	$4,220,425
Property and equipment, net	$176,738	$10,790	$42,331	$25,179	$255,038

	Nine Months Ended September 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$849,694	$617,189	$245,112	$—	$1,711,995
Cost of revenue	$662,872	$324,569	$132,766	$—	$1,120,207
Gross profit	$186,822	$292,620	$112,346	$—	$591,788
Depreciation and amortization	$47,944	$6,041	$9,880	$116,967	$180,832
Total assets	$2,020,510	$1,221,743	$808,584	$349,766	$4,400,603
Property and equipment, net	$157,406	$13,214	$52,235	$25,354	$248,209

	Nine Months Ended September 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Corporate and Eliminations	Total
Revenue	$841,327	$119,583	$61,118	$—	$1,022,028
Cost of revenue	$656,638	$61,746	$33,147	$—	$751,531
Gross profit	$184,689	$57,837	$27,971	$—	$270,497
Depreciation and amortization	$48,448	$1,355	$2,282	$57,156	$109,241
Total assets	$2,081,644	$973,682	$918,869	$246,230	$4,220,425
Property and equipment, net	$176,738	$10,790	$42,331	$25,179	$255,038

The Company disaggregates its revenues from contracts with customers by geographic location, customer type, and contract type for each of its reportable segments. The Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.
Revenues, classified by the major geographic areas in which the Company's customers are located, were as follows:

	Three Months Ended September 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
United States	$161,985	$182,976	$74,225	$419,186
Canada	153,318	261	21,211	174,790
Other foreign	2,869	39,941	2,834	45,644
Total segment revenues	$318,172	$223,178	$98,270	$639,620

	Three Months Ended September 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
United States	$154,704	$103,253	$58,277	$316,234
Canada	135,648	—	337	135,985
Other foreign	2,835	16,330	2,504	21,669
Total segment revenues	$293,187	$119,583	$61,118	$473,888

	Nine Months Ended September 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
United States	$450,449	$512,447	$213,592	$1,176,488
Canada	390,883	261	21,931	413,075
Other foreign	8,362	104,481	9,589	122,432
Total segment revenues	$849,694	$617,189	$245,112	$1,711,995

	Nine Months Ended September 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
United States	$461,328	$103,253	$58,277	$622,858
Canada	372,129	—	337	372,466
Other foreign	7,870	16,330	2,504	26,704
Total segment revenues	$841,327	$119,583	$61,118	$1,022,028

Revenues by customer were as follows:

	Three Months Ended September 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Public and quasi-public sector	$12,316	$104,448	$64,595	$181,359
Private sector	305,856	118,730	33,675	458,261
Total segment revenues	$318,172	$223,178	$98,270	$639,620

	Three Months Ended September 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Public and quasi-public sector	$9,224	$57,873	$49,086	$116,183
Private sector	283,963	61,710	12,032	357,705
Total segment revenues	$293,187	$119,583	$61,118	$473,888

	Nine Months Ended September 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Public and quasi-public sector	$30,315	$292,129	$186,715	$509,159
Private sector	819,379	325,060	58,397	1,202,836
Total segment revenues	$849,694	$617,189	$245,112	$1,711,995

	Nine Months Ended September 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Public and quasi-public sector	$25,664	$57,873	$49,086	$132,623
Private sector	815,663	61,710	12,032	889,405
Total segment revenues	$841,327	$119,583	$61,118	$1,022,028

Revenues by contract type were as follows:

	Three Months Ended September 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Cost-reimbursable contracts	$300,030	$191,633	$91,891	$583,554
Fixed-unit price contracts	18,142	31,545	6,379	56,066
Total segment revenues	$318,172	$223,178	$98,270	$639,620

	Three Months Ended September 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Cost-reimbursable contracts	$278,919	$107,716	$59,853	$446,488
Fixed-unit price contracts	14,268	11,867	1,265	27,400
Total segment revenues	$293,187	$119,583	$61,118	$473,888

	Nine Months Ended September 30, 2026
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Cost-reimbursable contracts	$806,127	$540,988	$235,339	$1,582,454
Fixed-unit price contracts	43,567	76,201	9,773	129,541
Total segment revenues	$849,694	$617,189	$245,112	$1,711,995

	Nine Months Ended September 30, 2025
	Inspection & Mitigation	Consulting & Engineering	Geospatial	Total
Cost-reimbursable contracts	$800,468	$107,716	$59,853	$968,037
Fixed-unit price contracts	40,859	11,867	1,265	53,991
Total segment revenues	$841,327	$119,583	$61,118	$1,022,028
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
The agreement renews automatically for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. During each of the three months ended September 30, 2026 and September 30, 2025, the Company paid $0.5 million of consulting fees under this contract. During each of the nine months ended September 30, 2026 and September 30, 2025, the Company paid $1.5 million of consulting fees under this contract.
No dividends on the Series A Preferred Stock have been declared during the nine months ended September 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the results of operations of: (i) TIC Solutions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or “TiC Solutions”) (formerly Acuren Corporation) for the three and nine months ended September 30, 2026, compared to the results of operations for the three and nine months ended September 30, 2025. This discussion should be read in conjunction with the information contained in the unaudited TIC Solutions, Inc. condensed consolidated financial statements and the notes related thereto included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K. The tables below are presented in thousands except for percentages and share and per share amounts.
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
These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including, among others, (i) economic conditions affecting the industries we serve, including the construction industry and the energy sector, as well as general economic conditions; (ii) adverse developments in the credit markets that could adversely affect funding of construction projects; (iii) the ability and willingness of customers to invest in infrastructure projects; (iv) a decline in demand for our services or for the products and services of our customers; (v) the fact that our revenues are derived primarily from contracts with durations of less than six months and the risk that customers will not renew or enter into new contracts; (vi) our ability to successfully acquire other businesses, successfully integrate acquired businesses into our operations and manage the risks and potential liabilities associated with those acquisitions; (vii) our ability to compete successfully in the industries and markets we serve; (viii) our ability to properly manage and accurately estimate costs associated with specific customer projects, in particular for arrangements with fixed price terms; (ix) increases in the cost, or reductions in the supply, of the materials we use in our business and for which we bear the risk of such increases; (x) the inherently dangerous nature of the services we provide and the risks of potential liability; (xi) the seasonality of our business and the impact of weather conditions; (xii) our ability to remediate any material weaknesses; (xiii) the impact of health, safety and environmental laws and regulations, and the costs associated with compliance with such laws and regulations; (xiv) our substantial level of indebtedness and the effect of restrictions on our operations set forth in the documents that govern such indebtedness; (xv) a government shutdown, and (xvi) our compliance with certain financial maintenance covenants in the documents governing our indebtedness and the effect on our liquidity of any failure to comply with such covenants.
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
We operate primarily in North America, serving a diversified base of clients across the following principal end markets: oil and gas, industrials, buildings, power and utilities, infrastructure, natural resources, and aerospace and defense. Within these markets, we support critical facilities and projects—ranging from energy production, manufacturing, and utility grids to commercial buildings, data centers, geospatial services, civil infrastructure, environmental services, and public-sector operations at the federal, state, and local levels.
On October 10, 2025, we changed our name from Acuren Corporation to TIC Solutions, Inc.
Recent Developments and Certain Factors and Trends Affecting Results of Operations
Summary of Acquisitions
The Company completed eight immaterial acquisitions during the periods presented which were not significant to our results of operations.
Economic, Industry and Market Factors
We may experience increased costs associated with the recent developments around tariffs between the United States, Canada, and other international jurisdictions and will continue to monitor market conditions and respond accordingly. We also have observed some impact from inflationary pressures during 2025 and 2026. Although we look to mitigate the impact of these pressures with a combination of cost management and price initiatives, there can be no guarantee that these initiatives will be successful. There has been no material effect on our business from the Russian-Ukrainian or the Middle Eastern conflicts, although these conflicts may have an impact on certain end markets, results of operations or liquidity or in other ways which we cannot yet determine.
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
Results of Operations
The comparability of our operating results for the three and nine months ended September 30, 2026 and September 30, 2025 was impacted by the NV5 Acquisition, which closed on August 4, 2025. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the NV5 Acquisition to the extent they remain ascertainable.
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$639,620	$473,888	$1,711,995	$1,022,028
Cost of revenue	413,291	321,161	1,120,207	751,531
Gross profit	226,329	152,727	591,788	270,497
Selling, general and administrative expenses	210,337	159,240	594,016	268,099
Income (loss) from operations	15,992	(6,513)	(2,228)	2,398
Interest expense, net	29,251	26,521	86,637	57,979
Other income, net	(998)	(2,585)	(2,020)	(4,481)
Loss before income tax benefit	(12,261)	(30,449)	(86,845)	(51,100)
Income tax benefit	(1,149)	(16,559)	(20,842)	(11,184)
Net loss	$(11,112)	$(13,890)	$(66,003)	$(39,916)

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025
Revenues
Revenues were $639.6 million for the three months ended September 30, 2026, an increase of $165.7 million, or 35%, compared to $473.9 million during the three months ended September 30, 2025. The increase in revenues was primarily driven by incremental revenues of $140.7 million resulting from the NV5 Acquisition. For additional information regarding the factors affecting revenues, see “Operating Segment Results” below.
Cost of revenues
Cost of revenues were $413.3 million for the three months ended September 30, 2026, an increase of $92.1 million, or 29%, compared to $321.2 million during the three months ended September 30, 2025. The increase was primarily driven by $79.0 million of incremental cost of revenues resulting from the NV5 Acquisition. For additional information regarding the factors affecting cost of revenues, see “Operating Segment Results” below.
Gross profit
The following table presents gross profit and gross profit margin, defined as gross profit as a percentage of revenue, for the three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended
	September 30, 2026	September 30, 2025
Revenue	$639,620	$473,888
Gross profit	$226,329	$152,727
Gross profit margin	35%	32%

Gross profit was $226.3 million for the three months ended September 30, 2026, an increase of $73.6 million, or 48%, compared to $152.7 million during the three months ended September 30, 2025. Gross profit margin was 35% for the three months ended September 30, 2026 compared to 32% during the three months ended September 30, 2025. The increase in gross profit and gross profit margin was primarily driven by the NV5 Acquisition. The NV5 Acquisition contributed incremental gross profit of $61.7 million during the three months ended September 30, 2026 and 46% gross profit margin. NV5’s consulting & engineering and geospatial services have higher gross profit than the TiC Solutions legacy services. For additional information regarding the factors affecting gross profit, see “Operating Segment Results” below.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A expenses”) and SG&A expenses as a percentage of revenue for the three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended
	September 30, 2026	September 30, 2025
SG&A expenses	$210,337	$159,240
SG&A expenses as a percentage of revenue (%)	33%	34%
SG&A expenses were $210.3 million for the three months ended September 30, 2026, an increase of $51.1 million, or 32%, compared to $159.2 million during the three months ended September 30, 2025. The increase in SG&A expenses was primarily driven by incremental expenses of $43.1 million resulting from the NV5 Acquisition, increases in amortization expense of $9.8 million resulting from the NV5 and other acquisitions, and increases in share-based compensation of $5.0 million, partially offset by decreases in acquisition-related transaction and integration expenses.
Depreciation and amortization expense
Total depreciation expense for property and equipment and amortization expense for intangibles were recognized as follows:

	Three Months Ended
	September 30, 2026	September 30, 2025
Depreciation expense included in cost of revenue	$16,658	$18,203
Depreciation and amortization expense in SG&A expenses	44,871	32,925
Total depreciation and amortization expense	$61,529	$51,128
The increase in depreciation and amortization expense of $10.4 million, or 20%, was primarily driven by incremental amortization expense $9.8 million resulting from acquisitions.
Interest expense, net
Interest expense, net was $29.3 million for the three months ended September 30, 2026, an increase of $2.7 million, or 10%, compared to $26.5 million during the three months ended September 30, 2025.
Income taxes
The Company recorded an income tax benefit of $1.1 million for the three months ended September 30, 2026 compared to an income tax benefit of $16.6 million during the three months ended September 30, 2025. The income tax benefit for the three months ended September 30, 2026 was primarily driven by a combination of permanent non-deductible expenses, state and foreign taxes, research and development tax credits, and a decrease in excess tax benefits from stock-based payments, partially offset by the release of unrecognized tax benefits. See “Note 13. Income Taxes” for further discussion.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025
Revenues
Revenues were $1,712.0 million for the nine months ended September 30, 2026, an increase of $690.0 million, or 68%, compared to $1,022.0 million during the nine months ended September 30, 2025. The increase in revenues was primarily driven by incremental revenues of $681.6 million resulting from the NV5 Acquisition. For additional information regarding the factors affecting revenue, see “Operating Segment Results” below.
Cost of revenues
Cost of revenues were $1,120.2 million for the nine months ended September 30, 2026, an increase of $368.7 million, or 49%, compared to $751.5 million during the nine months ended September 30, 2025. The increase was primarily driven by incremental cost of revenues of $362.4 million resulting from the NV5 Acquisition. For additional information regarding the factors affecting cost of revenues, see “Operating Segment Results” below.
Gross profit
The following table presents gross profit and gross profit margin, defined as gross profit as a percentage of revenue, for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Revenue	$1,711,995	$1,022,028
Gross profit	$591,788	$270,497
Gross profit margin	35%	26%
Gross profit was $591.8 million for the nine months ended September 30, 2026, an increase of $321.3 million, or 119%, compared to $270.5 million during the nine months ended September 30, 2025. Gross profit margin was 35% for the nine months ended September 30, 2026 compared to 26% during the nine months ended September 30, 2025. The increase in gross profit and gross profit margin was primarily driven by the NV5 Acquisition. The NV5 Acquisition contributed incremental gross profit of $319.2 million during the nine months ended September 30, 2026 and 47% gross profit margin. For additional information regarding the factors affecting gross profit, see “Operating Segment Results” below.
Selling, general and administrative expenses
The following table presents SG&A expenses and SG&A expenses as a percentage of revenue for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
SG&A expenses	$594,016	$268,099
SG&A expenses as a percentage of revenue (%)	35%	26%
SG&A expenses were $594.0 million for the nine months ended September 30, 2026, an increase of $325.9 million, or 122%, compared to $268.1 million during the nine months ended September 30, 2025. The increase in SG&A expense was primarily driven by incremental expenses of $233.1 million resulting from the NV5 Acquisition, increases in amortization expense of $57.8 million primarily resulting from the NV5 acquisition, increases in share-based compensation expense of $26.2 million, increases in depreciation expense of $8.9 million resulting from the NV5 Acquisition, and increases in acquisition-related transaction and integration expenses.

Depreciation and amortization expense
Total depreciation expense for property and equipment and amortization expense for intangibles were recognized as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Depreciation expense included in cost of revenue	$54,692	$49,785
Depreciation and amortization expense in SG&A expenses	126,140	59,457
Total depreciation and amortization expense	$180,832	$109,241
The increase in depreciation and amortization expense of $71.6 million, or 66%, was primarily driven by incremental amortization expense of $57.8 million and depreciation expense of $13.8 million primarily resulting from the NV5 Acquisition.
Interest expense, net
Interest expense, net was $86.6 million for the nine months ended September 30, 2026, an increase of $28.7 million, or 49%, compared to $58.0 million during the nine months ended September 30, 2025. The increase in interest expense, net was primarily driven by an increase in our indebtedness as a result of the NV5 Acquisition.
Income taxes
The Company recorded an income tax benefit of $20.8 million for the nine months ended September 30, 2026 compared to an income tax benefit of $11.2 million during the nine months ended September 30, 2025. The income tax benefit for the nine months ended September 30, 2026 was primarily driven by a combination of permanent non-deductible expenses, state and foreign taxes, research and development tax credits, and a decrease in excess tax benefits from stock-based compensation payments, partially offset by the release of unrecognized tax benefits. See “Note 13. Income Taxes” for further discussion.
Operating Segment Results
The following tables set forth summarized financial information about our reportable segments for the periods indicated.
Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025
Revenue

	Three Months Ended
	September 30, 2026	September 30, 2025
Inspection & Mitigation	$318,172	$293,187
Consulting & Engineering	223,178	119,583
Geospatial	98,270	61,118
Total	$639,620	$473,888
Cost of revenue

	Three Months Ended
	September 30, 2026	September 30, 2025
Inspection & Mitigation	$239,359	$226,268
Consulting & Engineering	117,337	61,746
Geospatial	56,595	33,147
Total	$413,291	$321,161

Gross profit

	Three Months Ended
	September 30, 2026	September 30, 2025
Inspection & Mitigation	$78,813	$66,919
Consulting & Engineering	105,841	57,837
Geospatial	41,675	27,971
Total	$226,329	$152,727
Inspection & Mitigation
Inspection & Mitigation revenues were $318.2 million for the three months ended September 30, 2026, an increase of $25.0 million, or 8.5%, compared to $293.2 million during the three months ended September 30, 2025. The increase primarily reflects higher outage activity resulting from shifts in customer schedules from earlier in the year and increased callout work.
Segment gross profit was $78.8 million for the three months ended September 30, 2026, an increase of $11.9 million, or 17.8%, compared to $66.9 million during the three months ended September 30, 2025. The increase was primarily driven by higher volumes of higher-margin outage activity and a shift in revenue mix toward higher proportions of callout and capital project activity relative to the prior-year period.
Consulting & Engineering
Consulting & Engineering revenues were $223.2 million for the three months ended September 30, 2026, an increase of $103.6 million, or 86.6%, compared to $119.6 million during the three months ended September 30, 2025. The increase reflects a full quarter of revenue resulting from the NV5 Acquisition. During the period, the Consulting & Engineering segment experienced growth primarily attributable to data center, buildings, and infrastructure activity, with data centers growth concentrated in APAC and the United States.
Segment gross profit was $105.8 million for the three months ended September 30, 2026, an increase of $48.0 million, or 83.0%, compared to $57.8 million during the three months ended September 30, 2025. The increase reflects a full quarter of gross profit resulting from the NV5 Acquisition.
Geospatial
Geospatial revenues were $98.3 million for the three months ended September 30, 2026, an increase of $37.2 million, or 60.8%, compared to $61.1 million during the three months ended September 30, 2025. The increase reflects a full quarter of revenue resulting from the NV5 Acquisition. During the period, the Geospatial segment experienced growth primarily attributable to work for power and utilities clients and federal agencies.
Segment gross profit was $41.7 million during the three months ended September 30, 2026, an increase of $13.7 million, or 49.0%, compared to $28.0 million during the three months ended September 30, 2025. The increase reflects a full quarter of gross profit resulting from the NV5 Acquisition.
Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025
Revenue

	Nine Months Ended
	September 30, 2026	September 30, 2025
Inspection & Mitigation	$849,694	$841,327
Consulting & Engineering	617,189	119,583
Geospatial	245,112	61,118
Total	$1,711,995	$1,022,028

Cost of revenue

	Nine Months Ended
	September 30, 2026	September 30, 2025
Inspection & Mitigation	$662,872	$656,638
Consulting & Engineering	324,569	61,746
Geospatial	132,766	33,147
Total	$1,120,207	$751,531
Gross profit

	Nine Months Ended
	September 30, 2026	September 30, 2025
Inspection & Mitigation	$186,822	$184,689
Consulting & Engineering	292,620	57,837
Geospatial	112,346	27,971
Total	$591,788	$270,497
Inspection & Mitigation
Inspection & Mitigation revenues were $849.7 million for the nine months ended September 30, 2026, an increase of $8.4 million, or 1%, compared to $841.3 million during the nine months ended September 30, 2025. The increase primarily reflects increased callout activity, partially offset by lower outage activity resulting from shifts in customer schedules and the impact of customer site losses in 2025.
Segment gross profit was $186.8 million for the nine months ended September 30, 2026, an increase of $2.1 million, or 1%, compared to $184.7 million during the nine months ended September 30, 2025. The increase was primarily driven by higher volumes of callout and capital project activity and an associated shift in revenue mix away from run-and-maintain activity relative to the prior-year period. This was partially offset by lower outage activity resulting from shifts in customer schedules.
Consulting & Engineering
Consulting & Engineering revenues were $617.2 million for the nine months ended September 30, 2026, an increase of $497.6 million, or 416%, compared to $119.6 million during the nine months ended September 30, 2025. The increase reflects a full year of revenue resulting from the NV5 Acquisition. During the period, the Consulting & Engineering segment experienced growth primarily attributable to data center, buildings, and infrastructure activity, with data centers growth concentrated in APAC and the United States.
Segment gross profit was $292.6 million for the nine months ended September 30, 2026, an increase $234.8 million, or 406%, compared to $57.8 million during the nine months ended September 30, 2025. The increase reflects a full year of gross profit resulting from the NV5 Acquisition.
Geospatial
Geospatial revenues were $245.1 million for the nine months ended September 30, 2026, an increase of $184.0 million, or 301%, compared to $61.1 million during the nine months ended September 30, 2025. The increase reflects a full year of revenue resulting from the NV5 Acquisition. During the period, the Geospatial segment experienced growth primarily attributable to work for state and regional governments and work for power and utilities clients.
Segment gross profit was $112.3 million for the nine months ended September 30, 2026, an increase of $84.4 million, or 302%, compared to $28.0 million during the nine months ended September 30, 2025. The increase reflects a full year of gross profit resulting from the NV5 Acquisition.

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
Financing
As of September 30, 2026, we had $1.6 billion of indebtedness outstanding under the Term Loans. We also have a $125.0 million five-year senior secured Revolving Credit Facility, of which up to $50.0 million can be used for the issuance of letters of credit. As of September 30, 2026, no borrowings were outstanding under the Revolving Credit Facility; however, outstanding letters of credit reduced the amount available for borrowing under the facility, see Note 11. Long-Term Debt” for further information on letters of credit. For discussion of the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment to our Credit Agreement, see “Note 11. Long-Term Debt” of the notes to our unaudited condensed consolidated financial statements.
For discussion of the covenants contained in the Credit Agreement governing our Revolving Credit Facility, see “Note 11. Long-Term Debt” of the notes to our unaudited condensed consolidated financial statements. As of September 30, 2026, we were in compliance with these covenants.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Nine Months Ended
Cash flows provided by (used in):	September 30, 2026	September 30, 2025
Operating activities	$36,636	$45,330
Investing activities	(216,401)	(856,445)
Financing activities	(58,215)	833,867
Effect of exchange rate on cash	(3,648)	2,546
Net change in cash and cash equivalents	$(241,628)	$25,298
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2026 was $36.6 million, a decrease of $8.7 million compared to cash provided by operating activities of $45.3 million during the nine months ended September 30, 2025. The decrease was a result of changes in our working capital, partially offset by increases in our net income adjusted for noncash items primarily driven by increased revenues. The changes in our working capital that contributed to decreased cash flows from operations were primarily a result of increases in accounts receivable of $121.6 million and increases in contract assets of $13.6 million due to timing of project billing cycles, partially offset by increases in accrued expenses and other current liabilities of $55.9 million due to timing of payments.
Investing activities
For the nine months ended September 30, 2026, net cash used in investing activities was $216.4 million, a decrease of $640.0 million compared to net cash used in investing activities of $856.4 million during the nine months ended September 30, 2025. The decrease in cash used in investing activities was primarily a result of decreases in cash paid for acquisitions of $658.4 million, partially offset by increases in purchases of property and equipment of $18.3 million.

Financing activities
For the nine months ended September 30, 2026, net cash used in financing activities was $58.2 million, an increase of $892.1 million compared to net cash provided by financing activities of $833.9 million during the nine months ended September 30, 2025. The increase in cash used in financing activities was primarily a result of a decrease in proceeds from long-term borrowings of $875.0 million, an increase in payments related to repurchases of common stock of $22.7 million, and an increase in payments on finance lease obligations and other long-term debt of $16.0 million, partially offset by a decrease in payments of debt issuance costs of $24.3 million.
Effect of exchange rate changes
For the nine months ended September 30, 2026 and September 30, 2025, the effect of foreign exchange rate changes on cash was $(3.6) million and $2.5 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in the U.S. Dollar exchange rate against the Canadian Dollar.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2026 and September 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to interest rate risk through the proportion of fixed-rate and variable-rate debt in our debt portfolio. To reduce our exposure to changes in interest rates on our variable-rate borrowings, we may enter into interest rate swap agreements that synthetically convert a portion of our variable-rate debt to fixed-rate debt. As of September 30, 2026, we had one interest rate swap agreement with a notional amount of $800.0 million. Under the agreement, which matures on July 30, 2031, we pay a fixed rate of 3.91% and receive one-month Term SOFR, subject to a zero-percent floor.
As of September 30, 2026, we had $1.6 billion of outstanding variable-rate term-loan borrowings under our Credit Agreement. After giving effect to the interest rate swap agreement, $800.0 million of these borrowings was effectively subject to a fixed benchmark interest rate and $827.7 million remained subject to variable interest rates. Based on our outstanding borrowings as of September 30, 2026, a hypothetical, instantaneous and unfavorable increase of 100 basis points in applicable interest rates would have resulted in an approximate $8.3 million annualized negative impact on our earnings before income taxes as well as cash flows.
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

Based on this assessment, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses previously disclosed in our 2025 Annual Report.
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
Changes in Internal Control Over Financial Reporting
Other than the changes described above, there have not been any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the filing of this report, we continue to implement the changes and remediation plans described above.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of the Company's common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 – July 31, 2026	879,719	$7.94	878,695	$177,393,321
August 1, 2026 – August 31, 2026	11,294	$9.85	—	$177,393,321
September 1, 2026 – September 30, 2026	10,110	$9.27	—	$177,393,321
Total	901,123	$7.98	878,695	$177,393,321
(1)    Includes 22,428 shares repurchased to satisfy employee tax withholding obligations upon the vesting of restricted stock awards during three months ended September 30, 2026. These shares were not repurchased under the publicly announced repurchase program and did not reduce the amount available under that program.
(2)    On March 10, 2026, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's common stock. The program has no expiration date and may be modified, suspended or terminated by the Board at any time. As of September 30, 2026, approximately $177.4 million remained available for repurchase under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Departure of Directors or Certain Officers
Ms. Warren, the Company’s Principal Accounting Officer, departed from the Company on November 4, 2026. As of such date, the Company’s Chief Financial Officer, Kristin Schultes, assumed the responsibility of Principal Accounting Officer. Ms. Warren’s departure was not related to the Company’s financial reporting.
(b) 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(d) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Fourth Amendment to Credit Agreement, dated July 23, 2026, by and among Acuren Delaware Holdco, Inc., as the initial borrower, Acuren Holdings, Inc., as a borrower, TIC Solutions, Inc., as holdings, the other Loan Parties party thereto, the Revolving Credit Lenders party thereto, the L/C Issuers party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026).

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

TIC Solutions, Inc.

November 5, 2026	/s/ Benjamin Heraud
Benjamin Heraud
Chief Executive Officer and Director
(Duly Authorized Officer)

November 5, 2026	/s/ Kristin Schultes
Kristin Schultes
Chief Financial Officer
(Principal Financial Officer)